Form 10KSB
period 1999-12-31
EMPYREAN BIOSCIENCE INC
filed 2000-03-30
CIK 1074626

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to ____________

                    Commission file number __________________


                            EMPYREAN BIOSCIENCE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                   WYOMING                                       86-0973095
       -------------------------------                       -------------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

23800 Commerce Park Road, Suite A, Cleveland, Ohio                 44122
--------------------------------------------------               ----------
   (Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (216) 360-7900

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                        ---------------------
       None                                                         N/A

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                         -------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act, during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

     The registrant's total revenues for the year ended December 31, 1999 were $662,000.

     As of March 24, 2000, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $38,724,361.

     As of March 24, 2000, the Registrant had 36,064,551 shares of common stock outstanding.
================================================================================

                            EMPYREAN BIOSCIENCE, INC.

                                     PART I

ITEM 1. BUSINESS

HISTORY

     We were originally incorporated in the Province of British Columbia, Canada in 1986 under the name "Mr. Build Industries Inc." Since that time, we changed our name at various times, and on December 31, 1996, under the name Empyrean Diagnostics, Ltd., we changed our governing jurisdiction from the Province of British Columbia to the State of Wyoming through the filing of a certificate of continuance with the Wyoming Secretary of State. We intend to seek a stockholder vote on our planned reincorporation into Delaware and to elect new directors. A registration statement on Form S-4 relating to our reincorporation, which would be accomplished by a merger of our existing Wyoming corporation into a newly formed Delaware corporation, has been filed with the Securities and Exchange Commission but has not yet become effective.

     Prior to April 1997, we distributed and marketed an HIV diagnostic product. In April 1997, in connection with a change in our management team, we shifted our focus from marketing and distributing the HIV diagnostic test kit to marketing and distributing preventative products. In 1998, we discontinued marketing and distributing our diagnostic kits. We wrote off our HIV diagnostic kit inventory in 1997 and our Trichomonas diagnostic kit inventory in 1998, and stopped marketing our diagnostic products. This shift in focus coincided with our acquisition of rights from International Bioscience Corporation ("IBC") to use their microbicide formulation in our current and proposed preventative products.

     We market, sell and distribute innovative personal care products that are intended to prevent the spread of infectious disease. To date, we have introduced one product, which is marketed as both the Preventx(R) hand sanitizer and the Coleman(R) hand sanitizer and first aid antiseptic with the Advanced Preventx(R) Formula. IBC is presently developing at least three additional preventative products for us: baby wipes, a disinfectant surface spray and a microbicidal contraceptive gel. We are hopeful the baby wipes and disinfectant surface spray will be introduced during the last half of the year 2000. The microbicidal contraceptive gel must undergo clinical trials and obtain regulatory approval prior to marketing. We anticipate regulatory approval of the microbicidal contraceptive gel will take at least 18 months.

     We have changed our Board of Directors and management from time to time in connection with restructuring of our business.

     We have not undergone any bankruptcy, receivership, or similar proceedings nor have we had any material consolidation, merger, or purchase or sale of a significant amount of assets not in the ordinary course of business (except the disposal of our diagnostic equipment assets upon discontinuance of that business line, as described above). We have a negative net worth and have incurred net losses in 1998 and 1999 and expect to incur net losses at least through the second quarter of 2000. We expect operations to generate negative cash flow through at least the first two quarters of 2000 and we currently have no credit line available to us. These factors raise doubts about our ability to continue as a going concern and our audit report contains an explanatory paragraph with respect to this matter.

OVERVIEW

     We market, sell and distribute innovative personal care products that are intended to prevent the spread of infectious disease. Our current product, the hand sanitizer, developed and licensed to us by IBC, is sold over-the-counter in the retail markets and also to various commercial, industrial and institutional customers. Our current product is marketed as a hand sanitizer product sold under our Preventx(R) brand name and as a hand sanitizer and first aid antiseptic sold under the Coleman(R) brand name. IBC is also utilizing the formula used in our innovative hand sanitizer product to develop a variety of other products with similar chemical formulations including a baby wipe product, a disinfectant surface spray to be marketed to the retail markets and also to the food service, hotel and other industries and a microbicidal contraceptive gel designed to prevent pregnancy and sexually transmitted diseases ("STDs").

     We believe that the preventative formula licensed from IBC will be shown to be both safer and more effective as an anti-microbicide than existing competitive products in the market and offers us a platform to leverage our expertise into other areas of the infectious disease market.

     We believe that the spread of infectious disease has become a major concern in many industries, including the health care, food service and public accommodation industries. We also believe that bacterial contamination has become, and will continue to be, an issue of heightened public concern fueled by the prevalence or reemergence of several deadly diseases in recent years, including HIV (the causative agent of AIDS), Hepatitis, and other diseases.

     A major source for transmission of infection is the bacterial flora on the skin, primarily the hands. Skin has two types of microbial flora, resident or colonizing flora and transient or contaminating flora. Resident flora is relatively stable and is not readily removed, although it can be inactivated by antiseptics. Transient flora, on the other hand, can be acquired by contact, does not colonize, and is easier to remove by physical or chemical means. Infections can arise from either group.

     The primary means to avoid the spread of contamination by microorganisms is through regular hand washing and the use of barriers such as latex gloves. Poor compliance with normal hand washing protocols and the porous nature of protective gloves limit their effectiveness. In addition, many effective antiseptics cannot be used on skin or other surfaces because they are too toxic for routine use or lead to undesirable side effects.

     We believe that the IBC formulation used in our existing hand sanitizer product and in our other infectious disease preventative products that IBC has under development has the potential to offer several unique advantages over other products currently available in the market, in that the IBC formulation:

     * may protect skin and surfaces from a broader range of harmful microorganisms and infectious diseases;

     *    may be longer lasting and more effective,

     * is alcohol and triclosan free, and as a result may be relatively non-irritating and may avoid safety concerns such as flammability,

     *    is virtually odor free, and

     * may be virtually non-toxic and safer for use around children and in food preparation and medical applications.

     The basic IBC product formulation utilizes benzalkonium chloride as its active ingredient, which has been recognized to be effective at killing harmful microorganisms and, we believe, is safe and offers greater versatility by assisting the healing of minor cuts and abrasions.

     We will attempt to capture a significant percentage of the infectious disease preventative markets in which we compete by marketing, selling and distributing superior products based on the IBC formulation in large or rapidly growing market segments, by developing brand awareness for our products, and by leveraging our name and product recognition into compatible consumer product applications and into other products intended to prevent infectious disease. We believe that by offering unique products that may offer increased protection against infectious disease while at the same time eliminating many of the discomforts and side effects caused by existing products on the market, we can increase the demand for over-the-counter disease preventative products and position ourselves to benefit from this expansion.

     Our hand sanitizer is, and our disinfectant surface spray products will be, marketed to consumers through retail channels of distribution and to various commercial, industrial and institutional customers such as health care personnel, hotels, airlines, food service companies and restaurants, cruise lines, banks, casinos and other money handling entities, police departments, emergency response, correctional facilities and other city services industries. We expect our microbicidal contraceptive gel will be marketed primarily to consumers through retail channels of distribution, and to contraceptive product manufacturers. Our baby wipe product will be marketed primarily to consumers through retail channels of distribution. Our primary focus in marketing our products is to generate sales and create brand awareness and effectively communicate our unique features and benefits to consumers, and to establish relationships with retailers, distributors, wholesalers and volume buying organizations, such as health maintenance organizations, hospital buying groups, hotel and restaurant chains, and municipal service agencies.

     We market and distribute the IBC licensed current product, and intend to market and distribute the products currently under development by IBC, primarily through our own internal sales and sales support efforts and through independent manufacturers' sales representatives, third party distributors and marketing partners. We currently have engaged Handl-It Inc. to provide customer service, warehousing and distribution services for us, including order taking via telephone, fax and electronic data interchange ("EDI"), warehousing, distribution and customer invoicing and accounting. We also have distribution relationships with third party distributors covering the United States and twelve foreign countries.

     The microbicidal contraceptive gel has been accepted by the National Institutes of Health to undergo Phase III clinical trials to prove its safety and its effectiveness against STDs and as a contraceptive. The purposes of the Phase I and II clinical trials were to study the safety of the contraceptive gel when used in women and its effectiveness against STDs in an in vitro environment. The first two phases of the three phase clinical trials have been completed with seemingly positive results from the standpoint of safety and in vitro effectiveness. The results of the Phase I and II studies, which were not conducted by the NIH, have been confirmed by the NIH. The Phase III study and the confirmations of the Phase I and Phase II studies have and will continue to be funded by the NIH.

     Future products could include deodorant, shaving cream, moist towelettes, toothpaste and mouthwash products.

     We are a defendant in an action which was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This action alleges that we tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. In a separate action that has now been consolidated with the first action in the same court, IBC has requested a declaratory judgement that IBC properly terminated its development and distribution contract with Optima and Mercury. Plaintiffs also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. If we are not successful in this action, we could lose the right to market, sell or manufacture worldwide our hand sanitizer product and other products currently under development. The discovery in this action is proceeding.

INDUSTRY BACKGROUND

     HAND SANITIZER PRODUCTS

     Sales of all hand and body lotions (including those making sanitizing claims) were estimated to be approximately $850 million in the United States in 1999 ("Mass Market Retailers/Information Resources Inc. Health and Beauty Aids Report", 1999/1998). We believe that the growth in the sanitizer market, a subset of the hand and body lotion market will be driven by the availability of effective products that are both safe and free of undesirable side effects.

     The dominant products in the sanitizer market today are topically applied hand sanitizing lotions or creams containing alcohol. These products are sold primarily in the over-the-counter market, typically in plastic bottles ranging from two to sixteen ounces each, and in larger volume or bulk forms in industrial and institutional settings, such as large pump dispensers and wall mounted dispensers.

     Currently marketed hand sanitizers or antimicrobial lotions are designed to sanitize the skin against various disease causing microorganisms, including E. Coli, Salmonella, Staph Aureas, K-Pneumonia, and Pseudomonas Aeruginosa. These products typically are not intended as a cleaner, like soap products, but are intended solely to kill germs on contact. Sanitizer products can be used in a number of situations where the spread of disease is a particular concern, such as in the food service, health care and public accommodation industries, and in settings where water or facilities are not available for conventional hand or body washing. The market for personal sanitizing or antimicrobial products has increased rapidly in recent years due in part to increasing public awareness and media reports of dangerous and sometimes deadly bacterial or viral contamination in common or frequently populated areas.

     Of the hand sanitizer products currently on the market today, most use either alcohol or triclosan as their active ingredient. The typical alcohol concentration in these products is over 60%. Institutional use hand sanitizers may also utilize chloroxylenol or nonoxynol-9 as active ingredients. Products based on these active ingredients may cause a number of undesirable side effects, including dry skin conditions and other skin irritations such as burning, itching and stinging. Many of these products, including all alcohol based products, are flammable until dry (which can lead to limitations on use and to risks of serious personal injury) and may be painful when applied to existing cuts, burns, or abrasions. Products using alcohol and triclosan may have limited effectiveness, as the range of infectious disease-causing germs with which they react are more limited, and often do not include STDs. In fact, due primarily to their drying effect, products containing alcohol or triclosan can actually increase vulnerability to infection after repeated use.

     Triclosan based products also must be compounded with a form of alcohol or organic solvent because they are not water soluble and the presence of water can prevent the release of bactericidal potency in them. This can lead to the development of environments where bacteria can mutate and the re-growth of antiseptic tolerant bacteria can occur. In recent years, there have been at least three product recalls of triclosan-based products, two of which were the result of Pseudomonas found growing in the product.

     BABY WIPE PRODUCTS

     Sales of baby wipes by drug stores, discount stores and supermarkets in the United States totaled $596 million in 1998. Well-known brand names dominate this category and include Huggies, Luvs and Pampers. Products are classified as super-premium, premium, private label, average and low end. Only two manufacturers offer an anti-bacterial feature and neither of them are long-lasting nor are they alcohol-free.

     Our baby wipes will be sold as a super premium product due to the benefits that they will offer to the consumer. Utilizing a formulation very similar to that found in the hand sanitizer, we believe our baby wipes will be alcohol-free, non-irritating, non-toxic, anti-bacterial and long-lasting. Through additional testing to be performed by IBC, we also believe we will be able to present the product as aiding in the prevention of diaper rash. As a result, we believe that our product will have significant advantages over products on the market today.

     DISINFECTANT SURFACE SPRAY PRODUCTS

     Current products in the disinfectant surface spray category include well known brand names such as Lysol and Dial. It is a large market with no one product dominating the segment. Our disinfectant surface spray, which is similar to our hand sanitizer, is designed to be used in personal spray-size applications. It can be used on surface areas typically containing large amounts of bacterial or other contamination such as public telephones, toilet areas, and diaper changing areas. It can also be used in institutional applications for surface areas such as medical patient care areas, food service preparation areas such as sinks and counter tops, and similar locations.

     Existing sales of household cleaners (including all household cleaning related products) were approximately $2.3 billion in the United States in 1998 according to MMR/IRI Reports (1999/1998). We believe that our disinfectant surface spray product can increase the market for disinfectant surface spray products due to its non-toxic qualities, which make it available for more extensive use in the food service and health care industries, among others.

     CONTRACEPTIVE PRODUCTS

     The  contraceptive   market  consists  of  two  general  categories,   oral
contraceptives which are available only through prescription and over-the-counter contraceptive products such as gels, condoms and similar products that do not require a prescription. Sales of over-the-counter contraceptive products in 1998 were approximately $261 million in the United States. We expect to compete in and expand the over-the-counter segment of the contraceptive market with our microbicidal contraceptive gel, which has completed the first two of three-phases of clinical trials to determine its safety and effectiveness as a contraceptive and as a means of preventing STDs.

     To our knowledge, all over-the-counter and prescription contraceptive products on the market today are effective only as a spermicide and are not designed or claim to act as a barrier against STDs or other infectious diseases.

     It has been widely reported that the United States, like many other countries, is experiencing an epidemic of STDs, including the HIV virus, gonorrhea, syphilis, chlamydia, trichomonas vaginalis, and herpes. According to statistics compiled by the World Health Organization in 1997 and by the United States Center for Disease Control in 1998, approximately 5.8 million new cases of HIV infection, 170 million new cases of trichomonas, 89 million new cases of chlamydia, 62 million new cases of gonorrhea, 12 million new cases of syphilis and 40 million new cases of genital herpes are experienced worldwide each year. One in five adults in the United States now has genital herpes. In the December 14, 1998 issue of U.S. News and World Report, it was reported that according to a leading public health study, at least one in every three sexually active people will contract an STD by the age of 24. The estimates of the number of people contracting STDs are thought by many experts to be conservative, since it is believed that many people either choose not to discuss these diseases with their physicians or are unaware of them.

     The most common front-line defense against STDs among over-the-counter alternatives is the condom. Condoms do not kill STDs or other infectious disease, but can act as a barrier against disease transmission and are often purchased by consumers for that purpose. Condoms are relatively porous, containing pore sizes ranging from 5 to 70 microns in size. In contrast, an HIV particle is typically as small as .005 microns in size and can easily penetrate condom surfaces, as can some other STDs.

     Other over-the-counter gels and salves have recently been introduced which are intended to kill bacteria and viruses that cause STDs, primarily the HIV virus. Currently, most of these products utilize nonoxynol-9 as an active ingredient. Recent studies have indicated that although products containing nonoxynol-9 have been shown to kill HIV and other STDs in vitro, nonoxynol-9 may not have the same effect in vivo and might actually increase the risk of contracting HIV. At a high enough dosage, nonoxynol-9 also can cause ulcerations, lesions, and other uncomfortable irritations. As a result of current research findings, the New York State Health Department is reconsidering its prior endorsement of nonoxynol-9, and the United States Center for Disease Control and Prevention currently does not endorse the use of nonoxynol-9 without a condom for protection from HIV.

MARKET OPPORTUNITIES

     Infectious disease is the leading health problem in the world, leading to more deaths and serious health conditions than any other high profile disease, including heart disease and cancer. In 1997, there were over 2 million infections and 90,000 deaths in the United States alone resulting from nosocomial contamination, defined as infections contracted at a hospital or doctor's office that are unrelated to the purpose of a patient's visit. There were another 80 million cases of food poisoning in the United States, 10,000 of which resulted in death. According to industry studies, the average cost of treating nosocomial infections in the United States was $2,300 per incident, or $4.5 billion in annual direct costs. Developing inexpensive, effective and safe solutions to these diseases will, we believe, satisfy a large unmet market need that is being driven by the frequency and seriousness of public reports of infectious disease contamination in common public venues, such as hotels, public restrooms, and food service establishments. According to a December 1998 report of the American Social Health Association, there are approximately 15 million new cases of STDs in the U.S. annually. The direct medical cost of treating these STDs and their complications is reported to be $8.4 billion annually.

OUR SOLUTION

     Our current and proposed preventative products utilize the same active ingredient, benzalkonium chloride, and have the potential to provide safety and efficacy qualities lacking in most competitive products, while at the same time addressing limitations of competitive products. Our microbicidal contraceptive gel will also utilize Octoxynol-9, a detergent-like chemical that attacks the outer membrane of microorganisms allowing benzalkonium chloride to reduce harmful microorganisms.

     Most microorganisms are reduced after application or contact with the product. The IBC product formulation does not utilize alcohol, triclosan or other organic solvents, which are commonly used in competitive products. Our alcohol and triclosan-free products do not appear to cause many of the skin conditions and side effects of competitive products, such as dry skin and burning and itching irritations. Our products offer protection against the spread of nearly all harmful microorganisms on the skin. In addition, our products are non-flammable, allowing for use in many settings otherwise unsuitable for competitive products. All of the products currently under development by IBC, and all of the product innovations planned for development in the future by IBC, will be based upon IBC's existing basic product formulations, thus creating an opportunity for faster entry into compatible market opportunities.

BUSINESS STRATEGY

     Our goal is to achieve a position in the retail, commercial and institutional markets for over-the-counter infectious disease preventative and contraceptive products, and to leverage our position to enter other markets. We intend to pursue this goal by increasing the demand for effective and safe disease preventative products and by increasing the number of our products used to prevent infectious disease. Our business strategy consists of the following key elements:

     DEVELOP BRAND AWARENESS AND MARKET ACCEPTANCE FOR PREVENTX(R). We believe that we can develop brand awareness and market acceptance of our unique antimicrobial products among consumers as well as commercial and institutional customers. We intend to develop brand awareness and acceptance by offering superior products that are more effective in protecting against infectious disease and safer with more pleasing qualities than competitive products. We also intend to develop brand awareness and market acceptance of our products through advertising and by expanding our network of United States and international distributors and by entering into strategic relationships with other parties who can significantly increase our marketing, sales and distribution resources.

     APPLY CORE IBC FORMULATIONS TO ADDITIONAL PRODUCT APPLICATIONS. All of our infectious disease preventative products are based on a common product formulation, which is licensed to us by IBC and contains octoxynol-9 and benzalkonium chloride as its active ingredients. We intend to continue to leverage the brand awareness and market acceptance of our hand sanitizer product to create market demand for our baby wipes, disinfectant surface spray and our microbicidal contraceptive gel. We may leverage the future success of these products through the introduction of a variety of compatible personal care product formulations, such as deodorant, shaving cream, moist towelettes, toothpaste and mouthwash products.

     LEVERAGE RESOURCES THROUGH STRATEGIC RELATIONSHIP AND ACQUISITIONS. We intend to build our business in part through the acquisition of complementary technologies, products and businesses and by entering into strategic collaborations, including additional licensing and marketing arrangements, with other biotechnology companies and research institutions. We believe that these acquisitions and relationships will better enable us to enter markets more quickly and extensively. We also believe that significant acquisition and strategic partnering opportunities exist in the infectious disease industry. We are not currently in active discussions with possible acquisition or strategic partnering candidates.

PRODUCTS AND TECHNOLOGIES

     To date, we have introduced one product which is marketed as both the Preventx(R) hand sanitizer and the Coleman(R) hand sanitizer and first aid antiseptic with the Advanced Preventx(R) Formula. IBC is presently developing at least three additional preventative products for us, our disinfectant surface spray, baby wipes and microbicidal contraceptive gel, each of which must comply with applicable regulatory requirements or obtain regulatory approval (which may include clinical trials) prior to marketing. Each of these products is described below.

CURRENT DISEASE PREVENTATIVE PRODUCT

     PREVENTX(R) HAND SANITIZER

     Our hand sanitizer is commonly applied in small quantities and rubbed into the hands. We also recommend use of the product in the medical and food service industries along with latex gloves as a secondary barrier against infection. Our product decreases the risks associated with glove degradation, tears or cuts, and large latex pore sizes. Because we believe the IBC formula is virtually non-toxic, it can be used safely in food preparation areas and around medical patients. Our hand sanitizer will not damage latex gloves or other products.

     Our hand sanitizer product, unlike most competitive products, does not include alcohol, triclosan, or other organic solvents as its active ingredient. The benefits of utilizing an alcohol free and triclosan free formulation include:

     * The protection provided by our hand sanitizer is long lasting (up to four hours). In contrast, alcohol and triclosan based products typically lose effectiveness after drying (approximately fifteen seconds).

     * The IBC formulation does not dry out the skin and does not cause any decreased germ resistance. Alcohol and triclosan based products have been shown to actually increase the risk of infectious disease after repeated use, as the drying nature of these ingredients can strip skin of its natural barrier and cause microscopic cracks in the skin, which provides a conducive environment for disease-causing germs that colonize the skin. In addition, triclosan based products have been found to cause decreased resistance to bacteria and the mutation of some germs.

     * Our product is non-flammable and thus reduces the risk of personal injury associated with alcohol-based products and increases the institutional and consumer settings where a hand sanitizer product can safely and conveniently be applied and stored. At concentrations of 60% or greater, alcohol-based hand sanitizer products are highly flammable.

     * Our hand sanitizer not only alleviates dry skin conditions caused by alcohol or triclosan based products, it actually helps nourish, moisturize, and heal damaged skin and does not cause many of the skin irritations associated with competitive products, including itching, stinging and burning. We incorporate aloe vera into our hand sanitizer product to further promote its soothing effects. In addition, our product helps to heal minor cuts, burns, and abrasions, in contrast to alcohol based products which can cause painful discomfort when in contact with minor skin injuries. Our hand sanitizer also does not cause irritation to mucosal tissues in the nose, unlike alcohol and triclosan based products.

     Presently, our hand sanitizer is sold at retail stores in 2 and 8 ounce plastic bottles, and in the commercial, industrial and institutional markets in 2, 8 and 16 ounce plastic bottles. We also intend to offer a bulk refillable dispenser that dispenses a pre-measured amount of the product.

     Our hand sanitizer product was launched in the United States in March 1999. In April 1999, we entered into an exclusive distribution agreement for Southeast Asia with Durstrand International Limited. The agreement includes minimum product purchase requirements that must be met in order to retain exclusivity, as well as sub-distribution fee requirements. The minimum purchase requirement of $400,000 must be satisfied by April 2000. To date no inventory has been purchased.

INFECTIOUS DISEASE PREVENTATIVE PRODUCTS UNDER DEVELOPMENT

     BABY WIPES

     Utilizing the same active ingredient as our hand sanitizer, IBC is developing for us a non-toxic, long lasting baby wipe for the retail market. We believe that FDA regulatory approval of a benzalkonium chloride-containing baby wipe product which aids in the prevention of diaper rash, if obtained, would give the Preventx(R) baby wipe a significant advantage over alcohol-based wipes on the market today.

     The baby wipe formulation has been developed and IBC intends to conduct further testing in the near future to substantiate our additional claims. We are hopeful that IBC will be able to deliver a baby wipe product which meets the claim that it aids in the prevention of diaper rash and we will introduce the product in fiscal year 2000.

     SURFACE SPRAY DISINFECTANT

     IBC has developed a disinfectant surface spray which utilizes the same key active ingredient formulation as our hand sanitizer product. Our disinfectant surface spray does not contain the thickening and aloe vera additives contained in our hand sanitizer, making it suitable for a pump spray application. The pump spray will be packaged in smaller dispensers for personal use applications around common dangerous germ concentrations such as public telephones, public restrooms, and diaper changing areas, and larger dispensers for institutional applications such as food service surfaces, hotel facilities, and surfaces where medical services are performed.

     Our disinfectant surface spray will have all of the same advantages as our hand sanitizer product, and is particularly suited for uses in the food service, medical and hotel industries where safety and toxicity are major concerns. Current competitive products include a variety of household or industrial surface cleaning products, all of which are toxic and generally cannot be used in contact with food preparation or medical care areas without caution. In addition, our disinfectant surface spray product is not harmful to common surfaces such as sinks, counters, trays, furniture, or other objects.

     We expect to launch our disinfectant surface spray product in the United States after IBC has obtained approval from the Environmental Protection Agency. We are hopeful that IBC will deliver the disinfectant surface spray by the end of fiscal year 2000.

     The disinfectant surface spray will require EPA approval because we want to claim that the spray has the ability to eliminate viruses, bacteria and fungi on surfaces. Under EPA guidelines, the disinfectant surface spray is classified as a pesticide since it kills viruses, fungi and bacteria on surfaces. Therefore, EPA approval must be obtained under the rules and regulations governing pesticides.

     MICROBICIDAL CONTRACEPTIVE GEL

     Our microbicidal contraceptive gel has been developed by IBC and we anticipate initiation of a Phase III clinical trial with the National Institute of Allergy and Infectious Disease of the National Institutes of Health. The clinical trial will determine whether the gel effectively kills a host of STDs and other infectious diseases, in addition to its contraceptive properties, and is safe. Upon initiation and successful completion of the Phase III clinical trial and results showing safety and effectiveness, a new drug application will be filed with the FDA for its approval. We anticipate approval will take at least 18 months from the time that Phase III trials commence.

     Once approved, the gel would be marketed primarily in the retail, over-the-counter market in single use, pre-filled applicators as well as larger tubes. We also intend to market the product in bulk quantities to condom manufacturers to be used as a coating inside the condom wrapper, thus enhancing the effectiveness of condoms as a means of contraception and as a disease preventative and enabling condom manufacturers to make additional product claims.

     Existing contraceptive gel products utilize active ingredients such as nonoxynol-9 that can cause lesions, ulcerations, and other skin irritations. These irritations can, in turn, facilitate infections. Our gel's active ingredients act synergistically as a microbicide and spermicide. In addition, only small amounts are needed, limiting the possibility of skin irritations. In pre-clinical safety studies, our gel was found to cause no damage to squamous or columnar mucosa cells. The gel is compatible with latex condoms. We are aware of no other approved competitive products that make these claims, which would, if successful, make the gel a unique product in the over-the-counter contraceptive market.

     We believe that if the NIH studies are successfully completed and FDA approval is obtained, we will be able to offer a product that can capture significant market share and also increase the market for non-prescription contraceptive products. We expect to launch our contraceptive gel product if we receive FDA approval, although we may never obtain approval.

     The microbicidal contraceptive gel will not be sold in the United States until a Phase III study is completed and approved by the FDA. The Phase III study has yet to begin and will address the effectiveness of the product in preventing the transmission of gonorrhea, chlamydia, and trichomonas vaginalis. The second part of the Phase III testing will address the effectiveness of the product in preventing the transmission of HIV. It will then be submitted to the FDA for approval.

SALES AND MARKETING

     We currently market our products in the United States to both the retail over-the-counter market utilizing internal sales personnel and third party manufacturers representatives, and to commercial, industrial and institutional customers through distributors and sales agents. Effective in the first quarter of fiscal year 2000, we began selling our product to Wal-Mart Stores, Inc. Prior to that time, we had experienced a limited amount of sales that were largely to smaller commercial and institutional customers.

     Within the United States our existing product is distributed direct to retailers and institutionally through third-party distributors. Upon IBC obtaining regulatory approval, we plan to distribute the products currently under development through the same channels. Internationally, we are represented by a third party distributor in Southeast Asia. Our foreign distributors are generally granted exclusive rights (subject to minimum purchase requirements) in designated territories and are responsible for obtaining and maintaining required foreign regulatory approvals for our products.

     We typically sell inventories to third party distributors at negotiated prices. The products are then re-sold by the distributors to a variety of customers.

     Our hand sanitizer product is currently being launched at Wal-Mart and a regional drug chain in the United States. We plan to rely heavily on point-of-purchase merchandising programs ("POP") in our marketing and advertising efforts. We feel this strategy will be very effective for the hand sanitizer product as consumers are already drawn to the health and beauty aids area within the retail store. Therefore, our POPs will tell the consumer about the many advantages of our hand sanitizer over alchohol-based competitors. This strategy will be supplemented with print and other forms of advertising as funds permit. We also operate an Internet web site which provides useful information about our current products, those under development and the Company.

DEPENDENCE ON SIGNFICANT CUSTOMERS

     Wal-Mart Stores, Inc. and a one-time sale to a large pharmaceutical company comprised 13% and 38% of our 1999 product sales, respectively. In fiscal year 2000 through March 24, 2000, nearly all of our sales are to Wal-Mart Stores, Inc. However, we believe by the end of the second quarter we will have developed relationships with other national retail, drug, grocery or discount chains, which will lessen our dependence on Wal-Mart beginning in the second half of 2000.

STRATEGIC RELATIONSHIPS

     INTERNATIONAL BIOSCIENCE CORPORATION LICENSE

     We currently license our product and manufacturing formulations used in our disease preventative products from International Bioscience Corporation (formerly known as Geda International Marketing Co., Ltd.), a Bahamian company ("IBC"). The license agreement allows us to manufacture, use, and sell the products formulated on this technology and to sub-license others to do so. The license agreement requires us to pay royalties and a portion of some of our sub-licensing fees and other payments collected by us from joint venture relationships. The license agreement covers the world except for Hong Kong, Taiwan, Canada, Africa, Mexico, the Dominican Republic, and, as to the sale of the anti-microbial hand lotion ("hand sanitizer"), the United States. We subsequently acquired sub-licensing rights for the hand sanitizer in the United States from Prevent-X, Inc. Additionally, we subsequently acquired the distribution rights for the IBC formulation for Canada from Farida Darbar. The term of the license extends to April 29, 2007, subject to renewal options for additional 10 year terms if we meet the guaranteed minimum royalty requirements. Under the license agreement, we are required to pay the greater of minimum royalties or 2% of net sales in order to maintain exclusivity. These minimum royalties increase each year of the contract as shown below:

                   Future                             Minimum
                Year Ending                          Guaranteed
                December 31,                          Payments
                ------------                         ----------
                    2000                             $  735,000
                    2001                                915,000
                    2002                              1,215,000
                    2003                              1,458,000
                    2004                              1,758,000
                    2005                              2,108,000
                    2006                              2,508,000
                    2007                              2,960,000

     The agreement also grants us a right of first refusal to acquire the licensed technology if IBC decides to sell it.

     PREVENT-X SUB-LICENSE

     In July 1998, we entered into a sub-license agreement with Prevent-X, Inc., a Miami, Florida based marketing company. This agreement provides us with exclusive rights to manufacture, market, and sell our hand sanitizer product in the United States, which rights were previously licensed to Prevent-X by IBC. This sub-licensing agreement also provided for the acquisition of the Preventx(R) trade name, marks and logos. We acquired these rights in exchange for up-front payments of 225,000 shares of our common stock, $50,000 cash, and continuing royalty payments of 5% of net sales of the hand sanitizer sold in the United States. The initial term of the agreement is ten years, based on Empyrean meeting the conditions of the agreement.

     HANDL-IT INC. ALLIANCE

     Effective March 2, 2000, we engaged Handl-It Inc. of Cleveland, Ohio to provide us with a portfolio of outsourcing services including finished goods warehousing, distribution, customer service, order processing, invoicing and accounts receivable management. The arrangement covers all of our infectious disease preventative products. Handl-It is able to provide these services more efficiently and at a more competitive cost than our previous provider of these services. We have no long-term agreement with Handl-It.

     DURSTRAND INTERNATIONAL LIMITED

     On April 28, 1999, we entered into a distribution agreement with Durstrand International Limited, a British Virgin Islands company. The agreement provides Durstrand with exclusive rights for three years (and automatic renewal for two additional ten-year terms if the agreement's provisions are met by both parties), to distribute the Preventx(R) hand sanitizer and, when approved by the appropriate regulatory bodies, our contraceptive gel in The Phillippines,
Singapore,   Thailand,  Indonesia,  Malaysia,  Cambodia,  Myanmar  and  Vietnam.
Durstrand paid $500,000 for the exclusive rights to the Preventx(R) hand sanitizer product and will pay $600,000 for the exclusive rights for the microbicidal contraceptive gel 120 days following approval of claims related to our products by the FDA. There have been no purchases to date. Durstrand must purchase a minimum annual amount of either product to maintain its exclusive rights as follows:

               Future                             Minimum
             Year Ending                         Guaranteed
              April 28,                           Payments
              ---------                          ----------
                2000                             $  400,000
                2001                              1,000,000
                2002                              3,000,000
         2003 and thereafter                115% of annual minimum
                                          guaranteed payments in the
                                          immediately preceding year

SUNBEAM(R) AND COLEMAN(R) LICENSES

     On October 1, 1999, we entered into separate license agreements with Sunbeam Corporation and The Coleman Company, Inc. The licenses are non-exclusive. They allow us to use the Sunbeam(R) and Coleman(R) Trademarks in connection with the sale and distribution, throughout the United States and Canada, of our hand sanitizer and first aid antiseptic, sanitizing wet wipes, disinfectant surface spray and sanitizing baby wipes. The licenses expire on December 31, 2002. We can renew the licenses until December 31, 2005 if we meet the renewal terms under the agreements.

     We are required to pay Sunbeam a royalty based on net sales of the Sunbeam licensed products. Sunbeam has the right to terminate the agreement if we fail to timely pay the higher of the applicable royalty percentage based on net sales or annual minimum royalties in the amounts of $20,000, $60,000 and $120,000 in 2000, 2001 and 2002, respectively, or if we fail to achieve minimum sales for the Sunbeam licensed products.

     We are required to pay Coleman a royalty based on net sales of the Coleman licensed products. Coleman has the right to terminate the agreement if we fail to timely pay the higher of the applicable royalty percentage based on net sales or annual minimum royalties in the amounts of $25,000, $50,000 and $100,000 in 2000, 2001 and 2002, respectively, or if we fail to achieve minimum sales for the Coleman licensed products.

MANUFACTURING AND QUALITY CONTROL

PREVENTATIVE PRODUCTS

     The manufacturing of our hand sanitizer, licensed to us by IBC, is performed to the specification set forth by IBC by an independent manufacturer, Canadian Custom Packaging ("CCP"), a Canadian entity located in Toronto, Ontario. CCP performs production and filling of product into tubes and bottles, labeling and packaging. All of the raw materials used in the formulation are acquired by CCP to IBC's specifications. We believe that the raw materials required for our products are readily obtainable from a variety of sources and we have experienced no difficulties or unexpected costs to date in acquiring the raw materials. CCP's manufacturing facility is required to meet, and currently meets, good manufacturing practices including regulations adopted by the FDA and is subject to periodic inspection by the agency. It is also ISO 9001 certified.

RESEARCH AND DEVELOPMENT

     The primary new product research and development is undertaken by IBC. We also retain the right to perform research and development. We currently focus all of our limited research and development resources and efforts on the identification of additional applications for the Preventx(R) antimicrobial and contraceptive products licensed to us by IBC. In addition, we intend to pursue strategic relationships with biotechnology companies and research institutions with respect to other products which will complement our line of Preventx(R) products. We have expended $14,500 and $31,500 for research and development activities in 1999 and 1998, respectively.

PROPRIETARY RIGHTS

     We  license  all of the  product  and  manufacturing  formulas  used in our disease preventative products from IBC. Although we believe the formulas are proprietary, they are subject to current litigation by a third party claiming a prior worldwide licensing and marketing rights. To date, we hold no patents on our products and formulas. These products utilize common compounds in formulas that we believe are difficult to copy and manufacture. The IBC formulas are primarily protected by trade secret protections and through contractual confidentiality obligations of our employees, contracting parties, independent contractors and other collaborators. We rely on trade secret protection, confidentiality obligations, know-how, and continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

GOVERNMENT REGULATION

     The products we market and intend to market are subject to regulatory approval in both the United States and in foreign countries. The following discussion outlines the various kinds of reviews to which our products may be subjected prior to receiving approval for marketing in the United States and abroad. Some of our collaborative partners in foreign countries will be responsible for preparing and processing regulatory submissions for countries located in their respective territories.

REQUIREMENTS IN THE UNITED STATES

     The production, distribution and marketing of our products and our research and development activities are subject to regulation for safety, effectiveness and quality by numerous governmental authorities. In the United States, drugs are subject to extensive federal regulation, ordinarily including the requirement of approval by the Food and Drug Administration ("FDA") before marketing may begin, and, to a lesser extent, state regulation. The Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, distribution, storage, record keeping, approval, advertising, marketing, and sale of our products. Product development and approval within the regulatory scheme will vary based on the type of product, required testing and the desired product claims and could take a number of years and involve the expenditure of substantial resources.

     The standard process required by the FDA before a drug may be marketed in the United States includes:

     *    preclinical laboratory and animal tests;

     * submission to the FDA of an application for an investigational new drug;

     * preliminary testing of the drug in people to evaluate the drug and its manner of use; and

     * adequate and well-controlled testing of the drug in people to establish the safety and effectiveness of the drug for its intended use.

     If the product is regulated as a prescription drug, or in some cases as an over-the-counter drug, the Food and Drug Act ordinarily requires the submission and approval of a New Drug Application ("NDA") or an abbreviated NDA, for duplicate versions of a "pioneer" drug product, before commercial marketing may begin. As part of the NDA process, the manufacturer is required to accumulate, and submit to the FDA for review and approval in the form of a NDA, a significant amount of safety and effectiveness data from laboratory and animal testing and clinical studies; detailed information concerning product composition, stability, and manufacturing; and other information including proposed labeling. Abbreviated NDAs do not require their own clinical safety and effectiveness data. Each domestic and foreign manufacturing establishment including contract manufacturers for us must also be registered with the FDA and pass an inspection by the FDA prior to approval for commercial distribution.

     Domestic and foreign manufacturing establishments are subject to inspections by the FDA and by other federal agencies and by state and local agencies, and must comply with current good manufacturing practice requirements. If violations of applicable requirements are noted by the FDA or other agencies during an inspection, distribution of clinical materials for investigational use or production lots for commercial use may be halted and, possibly, other sanctions imposed. Commercial marketing of existing and proposed products (other than our disinfectant surface spray), depending on the ingredients, claims, and the outcome of the FDA's Over-the-Counter Drug Review, may occur only after approval of NDAs following the submission of a complete application. The NDA internal review process frequently takes two to four years or longer to complete and the FDA may require us to perform additional studies to gain approval which may take several years to complete.

     Moreover, we are, or may become, subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use, storage, handling and disposal of waste and hazardous substances used in conjunction with our research work.

     In 1972, the FDA instituted an ongoing review process to evaluate the safety and effectiveness of over-the-counter drugs. Through this process, the FDA issues regulations called monographs, that set forth the specific active ingredients, dosages, indications and labeling statements for over-the-counter drugs that the FDA generally recognizes as safe, effective and branded properly and therefore not subject to premarket approval. Over-the-counter drugs not covered by proposed or final regulations are subject to premarket review and approval through the NDA or abbreviated NDA process. We currently market our hand sanitizer product under two separate proposed monographs, a hand sanitizer monograph and a first-aid antiseptic monograph.

     The active ingredient in our hand sanitizer product, benzalkonium chloride, is included in an FDA proposed regulation for first aid antiseptic drug products. However, the proposed regulation does not permit naming the product a hand sanitizer and does not provide for the claims that we make in marketing our product's hand sanitizing capabilities that it is long-lasting. Claims that we wish to make that are not specifically allowed in the hand sanitizer monograph may require us to independently substantiate the claims to the FDA through a New Drug Application. We believe that all of our current claims are allowable under the proposed hand sanitizer and first aid antiseptic monographs.

     We are subject to federal, state and local environmental laws. We believe that we are in material compliance with applicable environmental laws in connection with our current operations.

REQUIREMENTS IN FOREIGN COUNTRIES

     There is a wide variation in the approval or clearance requirements necessary to market products in foreign countries. The requirements range from virtually no requirements to a level comparable to those of the FDA. For example, many countries in South America have minimal regulatory requirements, while many developed countries, such as Japan, have conditions as stringent as those of the FDA. Many lesser developed countries, including many countries in Africa, allow products evaluated and accepted by the World Health Organization ("WHO") to be sold. WHO acceptance must be requested by a country before the WHO will evaluate the product. FDA acceptance is not a substitute for foreign governmental approval or clearance.

     We have obtained all necessary governmental approvals required to market our current product in Canada. Currently, our Southeast Asia distributor has yet to obtain applicable approvals in any of the countries within its territory.

COMPETITION

     PREVENTX(R) HAND SANITIZER

     There are a number of competitors in the consumer hand sanitizer market, including Dial Corporation, GoJo Industries, Colgate-Palmolive Company, Andrew Jergens Co. and Reckitt & Coleman, Inc. Most current products use a 60% or higher concentration of either alcohol or triclosan as their active ingredients. Some of the competitive products have active ingredients similar to Preventx(R). Alcohol-based hand sanitizers in the United States are sold largely based on price competition. However, we feel that the benefits of the IBC alcohol free formula justifies a slight premium over the alcohol-based products.

     BABY WIPES

     Together, Kimberly-Clark Corporation and Proctor and Gamble Co. account for approximately 69% of the baby wipe market. All other manufacturers, including Drypers Corporation and Playtex Products, Inc. share the remaining 31% of the market. Products are classified as super-premium, premium, private label, average and low end. We believe that our baby wipe will be sold as a super premium product due to the benefits that it is expected to offer to the consumer. Utilizing a formulation very similar to that found in the hand sanitizer, our baby wipes will be alcohol-free, non-irritating, non-toxic, anti-bacterial and long-lasting. Through additional testing to be performed by IBC, we also believe we will be able to present the product as aiding in the prevention of diaper rash. As a result, we believe that our product will have significant advantages over products on the market today and permit us to command a premium price.

     DISINFECTANT SURFACE SPRAY

     There are numerous competitors in the surface cleaning market, both in the United States and worldwide, including Reckitt & Coleman Inc. (which markets the Lysol(R) brand), Clorox Corporation and Dial Corporation.

     We plan to sell the disinfectant surface spray as an anti-bacterial surface spray that is safe to be used near food and that does not give any after taste or odor. We expect that it will be as strong and as effective as other sprays which cannot be used near food because they are lethal to ingest. We intend to sell the product at a premium price. We believe that our Surface Spray will compete against other surface cleaners based on product differentiation and, to a lesser extent, price. Price competition would place us at a competitive disadvantage.

     MICROBICIDAL CONTRACEPTIVE GEL

     There are a number of microbicidal products that are in various stages of development, several of which we believe are in Phase III clinical trials at this time. However, all of the other products in Phase III trials utilize nonoxynol-9 in their formulas, which can cause genital irritation. Our gel, which does not contain nonoxynol-9 and, in a clinical trial, did not cause genital irritation, has been accepted by the National Institutes of Health to undergo a Phase III clinical trial to prove its safety and its effectiveness against STDs and as a contraceptive. The purpose of the first two phases of the trials were to study the safety of the contraceptive gel when used in women and its effectiveness against STDs in an in vitro environment. These first two phases have been completed with positive results from the standpoint of safety and in vitro effectiveness. The third phase of the trials will be funded by the NIH and will demonstrate the efficacy of the gel in vivo. Most competitive products currently on the market recommend the use of a condom or diaphragm with their product and do not include claims that they kill STDs or other infectious disease.

     The microbicidal contraceptive gel, if approved in the United States, will be sold as a vaginal contraceptive gel and anti-infective barrier. The product will be sold at a premium over contraceptive gels that cannot claim an anti-infective barrier. We believe that our gel will compete against other contraceptive products on the basis of product differentiation and, to a lesser extent, price. To the extent we compete based on price, we will be at a competitive disadvantage.

     Many of our competitors have substantially greater financial and marketing resources than we have.

EMPLOYEES

     As of March 24, 2000, we employed eight full-time personnel. These employees are involved in executive, corporate administration, operations, and sales and marketing functions.

ITEM 2. PROPERTIES

     Our corporate facility is located in a suburb of Cleveland, Ohio and consists of approximately 2,000 square feet of executive office space. We lease this facility for a monthly base rent of $1,850. The lease expires in January 2002. We believe that our facilities are adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     We are a defendant in an action which was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This action alleges that we tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. In a separate action that has now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury. Plaintiffs also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. If we are not successful in this action, we could lose the right to market, sell or manufacture worldwide our hand sanitizer product and other products currently under development. The discovery in this action is proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders for a vote during the last quarter of the Company's fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is publicly traded on the over-the-counter bulletin board under the ticker symbol "EMDG." We have approximately 4,100 holders of our common stock. We have never paid dividends on our common stock and have no plans to do so. The following table presents the high and low bid prices of the common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                  HIGH             LOW
                                                 ------           ------
     1999
        Fourth Quarter                           $ 0.80           $ 0.45
        Third Quarter                            $ 1.00           $ 0.62
        Second Quarter                           $ 1.01           $ 0.48
         First Quarter                           $ 1.03           $ 0.35

     1998
        Fourth Quarter                           $ 1.00           $ 0.30
        Third Quarter                            $ 1.00           $ 0.50
        Second Quarter                           $ 1.50           $ 0.59
        First Quarter                            $ 0.94           $ 0.44

                     RECENT SALES OF UNREGISTERED SECURITIES

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

     We sold common stock for cash at the prices and during the periods provided as follows: during the fourth quarter of 1998, 1,000,000 shares at a price of $0.50 per share and warrants to purchase 1,000,000 shares at an exercise price of $0.50 per share were issued to 9 purchasers; during the first quarter of 1999, 360,000 shares at price of $0.50 per share and warrants to purchase
360,000 shares at an exercise price of $0.50 per share were issued to 4 purchasers; during the second quarter of 1999, 600,000 shares at a price of $0.50 per share and warrants to purchase 600,000 shares at an exercise price of $0.50 per share were issued to 3 purchasers; and during the fourth quarter of 1999, 2,175,000 shares at an exercise price of $0.50 per share were purchased by 12 subscribers. During January and February 2000, 3,876,050 shares at a price of $0.50 were purchased by 22 subscribers. Subscribers to the 2,175,000 shares in the fourth quarter of 1999 and the 3,876,050 shares in the first two months of 2000 are also entitled to warrants to purchase 1,512,762 shares at $0.50 per share for 24 months. Of the above purchasers, approximately ten invested in more than one of the above private placements. The offers and sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of Regulation D promulgated thereunder. No advertising or general solicitation was employed in offering the securities. The securities were offered to a limited number of persons all of whom were business associates of Empyrean or its executive officers and directors, and transfers of the shares were appropriately restricted by Empyrean. All persons were accredited investors, were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and understood the speculative nature of their investment.

SALES OF DEBT AND WARRANTS FOR CASH

     Convertible debentures were issued to 4 accredited purchasers during the third quarter of 1998. The debentures were in the original principal amount of $600,000. The debentures were convertible into common stock at a conversion price of the lower of $0.8588 or 70% of the per share market value of the common stock for the five trading days immediately preceding the conversion date. In addition, these same purchasers received warrants to purchase common stock at an adjustable exercise price of $0.8588. All of these convertible debentures were converted into common stock and all of these warrants are currently outstanding. The offering of convertible debentures and warrants were deemed to be exempt from registration under Rule 504 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The securities were offered to a limited number of persons all of whom were business associates of Empyrean or its executive officers and directors, and transfers of the shares were appropriately restricted by Empyrean. All persons were accredited investors, were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and understood the speculative nature of their investment.

     During the last two years, convertible debentures and warrants have been converted into or exercised for an aggregate of 3,154,376 shares of common stock. Currently, we have no convertible debt securities outstanding and warrants to purchase 3,603,254 shares of our common stock are outstanding.

OPTION GRANTS

     During the preceding two years, we granted to directors, executive officers, employees, advisors and consultants options to purchase an aggregate of 7,374,125 shares of common stock at a weighted average exercise price of $0.64 per share. The offer of these securities was deemed to be exempt from registration under the Securities Act under Rule 701 of Section 3(b) of the Securities Act and Section 4(2) of the Securities Act. The options were granted under compensatory benefit plans and contracts relating to compensation. Options issued in the above transactions have been exercised for 507,500 shares. Options to purchase 6,888,289 shares remain outstanding.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

     In April 1998, as an inducement to enter into a contract to provide financial advisory services, we issued to Uptic Investment Corp., a company controlled by Lawrence D. Bain, now the Chairman of the Board of Directors, warrants to purchase 250,000 shares of common stock at an exercise price of $0.01 per share. The warrants were exercised in June 1998.

     In  July  1998,  as  partial  payment  for  the  exclusive   marketing  and
manufacturing rights to IBC products, we issued 100,000 shares of common stock to IBC.

     In July 1998, in exchange for exclusive distribution rights for the Preventx lotion, we issued 225,000 shares of common stock to Prevent-X, Inc.

     In the third quarter of 1998, as fees for services related to the introduction of our current product, we issued 25,000 shares to Mr. Ed Rolquin. In the third quarter of 1998, as a fee for research and development services, we issued 25,000 shares of common stock to Mr. Al Rubenstein.

     In November 1998, in settlement for incurred and assumed debt in the amount of $89,236, Empyrean issued 114,405 shares of common stock to one of our creditors.

     In November 1998, in settlement for an obligation resulting from an attempted business venture with another party, we issued 197,247 shares to five owners of the other party. This venture related to our attempt to distribute HIV and Trichomonas diagnostic test kits in Europe. We were not able to complete the venture due to a lack of funding and we have since exited the diagnostic test kit business.

     In January and May 1999, Empyrean issued warrants to purchase 250,000 shares of common stock at $.01 per share and 500,000 shares of common stock at $0.50 per share to Uptic Investments Corp. (an entity controlled by Lawrence D. Bain, now the Chairman of the Board of Directors) for financial advisory services and for Uptic's introductions of Empyrean to distributors and customers.

     In March 1999, in exchange for exclusive rights to licensed products in Canada, we issued 100,000 shares of common stock to Farida Darbar.

     In May 1999, in settlement for incurred and assumed debt in the amount of $49,230, we issued 71,660 shares of common stock to one of our creditors.

     The above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were business associates of Empyrean or its executive officers and directors, and the transfer thereof was appropriately restricted by Empyrean. All persons were accredited or sophisticated investors, were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and understood the speculative nature of their investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

     This Form 10-KSB, including the notes to the consolidated financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. We may make additional written and oral forward looking statements from time to time in filings with the Securities and Exchange Commission, in our press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements. These statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, regulatory proceedings or rulemaking, projections of revenues, income, loss, or capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to products or product development as well as assumptions relating to the above subjects.

Forward looking statements reflect our current views concerning future events and financial performance and speak only as of the date the statements are made. These forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this annual report, including the notes to the consolidated financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are as follows:

     * Based upon FDA pronouncements regarding the active ingredient in our hand sanitizer product, developed and licensed to us by IBC, we believe the FDA could seek to alter the way we currently market this product, which could result in a loss of sales of this product, which may result in us going out of business.

     * We may not be able to obtain sufficient capital to fund our operations and, as a result, we may cut back or discontinue operations or limit our business strategies.

     * Current litigation may adversely affect one of our primary licenses and we could lose our rights to make or sell our products and be unable to generate revenues.

     * We expect to incur losses for the foreseeable future and continued losses could result in our inability to fund business operations and cause our stock price to decline.

     * Existing or potential markets may not accept our products and we may experience an inability to generate revenue or profits.

     * Adverse product publicity and product recalls of other products may have a negative effect on the sales or acceptance of our products and could result in a loss of revenues or our inability to ever become profitable.

     * We may incur significant liabilities and expenses if our products cause personal injury or property damage.

     * We have limited sales, marketing and distribution capabilities and rely extensively on third parties to market and distribute our products, and the failure or unwillingness of these parties to market our products could limit our ability to generate revenues or profits.

     * We have no internal manufacturing capability and depend heavily upon third party suppliers, and the inability or unwillingness of these third parties to supply our products could result in interruptions of our product supply capability and a loss of customers and revenues.

     * We are subject to intense competition and pricing pressures from substantially larger competitors which can limit our ability to ever make a profit.

     * We depend on key employees for our success and the loss of our key employees could limit our success.

     * Government regulation of our products may prevent us from selling our current product or may result in delays in launching or selling future products, and can significantly increase our costs.

     * The protection of our rights to our products may not be complete and this could impair our ability to successfully compete against others.

     * We have a limited product line and our inability to successfully market any one or a few of our products could cause a significant decline in our revenues or future profitability.

     * We have limited research and development resources and our success depends in part on the research and development efforts of IBC and as a result their inability to develop new products or improvements of our products may harm our future profitability and ability to generate revenues.

     *    Our  inability to manage  growth may strain our resources and systems.

     * International sales of our products could expose us to currency fluctuations and other special risks which could limit our ability to generate profits or cause us to incur operating losses.

     * The lack of a mature trading market for our common stock and because our common stock is subject to "penny stock" rules of the SEC, transactions in our stock are cumbersome and may reduce the value of an investment in our stock.

     * There are a large number of shares underlying our warrants and options that may be available for future sale and the sale of these shares may depress the market price of our common stock.

     * Our stock price may be volatile due to factors beyond our control which could subject the value of our shares to rapid decline.

     In addition, new factors emerge from time to time and it is not possible for management to predict all of these factors, nor can it assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from forward looking statements. We undertake no obligation to publicly update or review any forward looking statements, whether as a result of new information, future events, or otherwise.

     The following discussion and analysis provides information regarding Empyrean's financial position and its results of operations for the periods shown. This discussion should be read in conjunction with Empyrean's Consolidated Financial Statements and related Notes thereto included elsewhere in this document.

INTRODUCTION

     In 1998, we discontinued the distribution and marketing of our Trichomonas diagnostic test kit. This shift in focus coincided with our acquisition of certain rights to use a microbicide formulation from International Bioscience Corporation utilized in our Preventx hand sanitizer and proposed products. Since that time, we no longer actively market any of our diagnostic products. The decision to discontinue active marketing of our prior line of diagnostic products and the limited revenues and substantial start-up costs associated with introducing our new line of preventative products have significantly affected our current financial condition and operations.

     We have had limited revenues and have sustained substantial losses from operations in recent years, have a negative stockholders equity, and at December 31, 1999, had current liabilities substantially in excess of current assets.

     We incurred net losses in 1998 and 1999 and expect to incur net losses at least through the second quarter of 2000 and we have a negative net worth through December 31, 1999. We expect operations to generate negative cash flow through at least the first two quarters of 2000 and we currently have no credit line available to us. These factors raise doubts about our ability to continue as a going concern and our audit report contains an explanatory paragraph with respect to this matter.

     We expect to generate substantially all of our revenues in the future from increased sales of our current line of preventative products. We are also relying on IBC to develop additional preventative products that we can market.

     In addition to cost of goods sold, which is anticipated to vary somewhat proportionately with our level of sales, significant cost and expense items include salaries and benefits, consulting fees, royalties and distribution rights, office and administration, advertising, and legal and accounting, all of which significantly exceeded Empyrean's total revenues for 1999 . Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED 1999 AND 1998

     Our total revenues in 1999 were $662,000 compared with $10,000 in 1998. Revenues in 1999 consisted of sales of the Preventx hand sanitizer product introduced in late February 1999 in the amount of $112,000 and proceeds of the sale of Southeast Asia distribution rights in the amount of $550,000. Deferred revenue in the amount of $100,000 will be recorded as revenue at the earlier of the first $100,000 of product shipped to Durstrand, our Southeast Asia distributor, or June 2000. In 1998, revenues of $10,000 represented sales of products under development for use as samples.

     Cost of sales for 1999 includes a write-down of inventory of $71,000 which pertains to certain products in inventory which were deemed to be unsaleable.

     We incurred a net loss in 1999 of $4,785,000 compared to a net loss of $3,147,000 in 1998. The losses in 1999 and 1998 were due primarily to limited revenues that were substantially exceeded by our costs of operation. Our net loss per share for 1999 was $0.17 compared to a net loss per share of $0.14 in 1998. The loss per share increased primarily as a result of the increase in 1999 net loss.

     Selling, general and administrative expenses increased to $4,814,000 in 1999 from $2,913,000 in 1998 primarily due to the following:

     * Administrative fees relating to our relationship with Integrated Commercialization Solutions (ICS), a division of Bergen Brunswig Corporation, were $453,000 in 1999 compared to $40,000 in 1998. ICS provided infrastructure services including distribution, order entry, warehousing, billing, customer service and marketing services. We terminated this relationship on March 2, 2000.

     * We incurred advertising expenses of $581,000 in 1999 compared to $155,000 in 1998. The advertising expenses incurred in 1999 were primarily due to our emphasis on marketing and selling our hand sanitizer.

     * Legal and accounting expenses increased to $534,000 in 1999 compared to $198,000 in 1998. The increase in 1999 resulted primarily from legal and accounting expenses related to our registration statement and filings with the SEC and costs associated with defending various lawsuits, all but one of which has been resolved.

     * Expenses for royalties increased to $505,000 in 1999 from $245,000 in 1998 primarily due to a guaranteed minimum royalty payment of $490,000 in 1999 compared with $245,000 in 1998. Our agreement with
          International Bioscience Corporation, under which we acquired the rights to market and distribute our current line of preventative products, provides for future minimum guaranteed payments that increase significantly in each year of the contract. See Note 9 to our Consolidated Financial Statements. As a result, we expect our expenses for royalties to increase significantly on an annual basis. Unless we are successful in generating substantial additional sales of our preventative products, we are also likely to continue to generate substantial losses from operations.

     * Expenses for distribution rights decreased to $70,000 in 1999 from $273,000 in 1998 due to the 1998 payment for exclusive worldwide distribution rights to the IBC formula except in Hong Kong, Taiwan and Africa and the 1999 payment for Canadian IBC formula distribution rights.

     * Consulting expenses increased to $1,199,000 in 1999 from $849,000 in 1998. This increase resulted primarily from consulting services in the amount of $330,000 provided on behalf of the Company in conjunction with the Durstrand distribution agreement.

     The Company recorded a restructuring charge of $345,000 in 1999 consisting of involuntary termination benefits of $263,000 and other related reorganization costs of $82,000. This charge resulted from a business reorganization approved by the Board of Directors in December 1999 that included a facility closure, relocation of the corporate headquarters into a more cost effective location, severance costs for two Arizona based personnel and the write down of abandoned fixed assets to estimated fair value less cost to sell. As of March 24, 2000, both employees have been terminated and we have paid involuntary termination benefits in the amount of $49,000 and other related reorganization costs in the amount of $44,000. All reorganization costs including severance payments are expected to be paid prior to December 31, 2000.

     Interest expense increased to $174,000 in 1999 compared to $0 in 1998 due to interest accrued on promissory notes and the amortization of the fair value of warrants issued to promissory note holders in 1999.

COMPARISON OF YEARS ENDED 1998 AND 1997

     Our total revenues in 1998 were $10,000 compared to total revenues in 1997 of $13,000. The 1998 amount was attributable primarily to sample sales of our preventative products in development. As a result of the shift in focus in 1997 and 1998 to developing, marketing and distributing only disease preventative products, we do not believe a comparison of our revenues for the fiscal years ended December 31, 1998 and 1997 are meaningful or that a comparison is indicative of any future trend in our financial performance.

     We incurred a net loss in 1998 of $3,147,000 compared to a net loss of $2,596,000 in 1997. These losses were due primarily to limited revenues that were substantially less than our costs of operation. Our net loss per share was $0.14 in 1998 and 1997, respectively.

     Selling, general and administrative expenses increased to $2,913,000 in the year ended December 31, 1998 from $1,875,000 in the year ended December 31, 1997 primarily due to the following:

     * Management fees and consulting expenses increased to $849,000 in 1998 from $119,000 in 1997. This increase resulted from a greater reliance on independent contractors in 1998 compared to 1997 due to use of contract sales representatives and product launch consultants.

     * Expenses for royalties and distribution rights increased to $518,000 in 1998 from $275,000 in 1997, an increase of approximately 88% over the prior year. This increase was due in large part to a $245,000 guaranteed minimum payment in 1998 versus a guaranteed minimum payment of $0 in 1997. Our agreement with International Bioscience Corporation, under which we acquired the rights to market and distribute our current line of preventative products, provides for future minimum guaranteed payments that increase significantly in each year of the contract. See Note 9 to our Consolidated Financial Statements. As a result, we expect our expenses for royalties and distribution rights to continue to increase significantly on an annual basis. Unless we are successful in generating substantial additional sales of our preventative products, we are also likely to continue to generate substantial losses from operations.

     * As a result of consolidating operations into one leased facility in March 1998, total rent expense, net of sublease income received, declined to $58,000 in 1998 from $92,000 in 1997.

     * Office and administration expenses, which consist primarily of day-to-day operational expenses, increased to $182,000 in 1998 from $164,000 in 1997. This increase was due primarily to product launch related expenses.

     * We incurred advertising expenses of $155,000 in 1998. No advertising expenses were recorded in 1997. The advertising expenses incurred in 1998 were primarily due to our emphasis on marketing and selling our new line of preventative products in order to generate increased sales.

     * Slightly offsetting the above increases, costs associated with salaries and benefits declined to $710,000 in 1998 from $806,000 in the prior year. This decline was primarily due to staff turnover associated with shifting the organization from an R&D based organization to an emphasis on sales and marketing.

     Research and development expenses decreased to $31,000 in 1998 from $137,000 in 1997, representing a decline of approximately 77%. This decline represents our shift in focus from research and development of new diagnostic test kit products to sales and marketing of our new line of preventative products.

     Prior to 1997 we made a $600,000 advance to Emerald Diagnostics, a company controlled by a former director, for product development. In 1997 we wrote off the remaining $105,000 advance because it had no future economic benefit.

     We reported a $29,000 loss on inventory obsolescence in 1998 versus a $459,000 loss in the prior year. The loss recorded in 1998 primarily reflects a write-off of PEMVIEW Trichomonas test kits while the loss recorded in 1997 primarily reflects a write-off of HIV test kit components.

     We incurred a $210,000 loss on fixed asset disposal in 1998. This loss was due to a one-time noncash charge for a write-off of fixed assets used in manufacturing and research associated with our discontinued line of diagnostic products. We recorded a $31,000 loss on fixed asset disposal in 1997 due to write-offs of abandoned leasehold improvements.

LIQUIDITY AND FINANCIAL POSITION

     To date, we have been unable to date to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including private placements of common stock, convertible debentures, warrants and options. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing to fund our operations. At December 31, 1999, cash and cash equivalents totaled $286,000, an increase of $223,000 from December 31, 1998. Also as of December 31, 1999, current liabilities, consisting primarily of accounts payable and accrued liabilities, exceeded current assets by $1,714,000.

     During 1999, net cash used in operating activities was $2,328,000 which primarily resulted from a net loss from continuing operations of $4,785,000 less non-cash charges relating to warrant and option grants in the amount of $814,000, a $1,607,000 increase in accounts payable and accrued liabilities and other net working capital changes in the amount of $36,000.

     In 1999, net cash flow from financing activities increased by 42% to $2,561,000 resulting from the sale of common stock and the exercise of options and warrants in the amount of $1,807,000 and from the issuance of short-term promissory notes totaling $900,000, with offsetting payments of the notes in the amount of $146,000.

     On February 23, 2000, we completed a private placement of 6,151,050 shares that generated gross proceeds of $3,076,000. These funds were used for the payment of royalties, minimum license fees, outstanding short-term promissory notes and for working capital. As of March 24, 2000, the Company has paid all of its debt with cash or by converting promissory notes into the Company's common stock. After making these debt reduction payments and reducing past due accounts payable, the Company has a cash balance of approximately $1,500,000.

     Our future minimum royalty requirements will significantly effect liquidity. For example, regarding fiscal year 2000, we will owe at least $735,000 to IBC by January 2001 for distribution rights to their formula. Additionally, we are required to pay royalties to various licensors, depending on the product and country of sale, of up to 14% of net sales.

     As of March 24, 2000, we have no debt service or capital expenditure obligations.

     We anticipate incurring a substantial increase in cash outlays associated with increased marketing and sales of our Preventx preventative product line. These cash outlays could include, but are not limited to, product registration costs, advertising, inventory purchases and a sales and marketing campaign. To maintain our current expenses of approximately $3-4 million per year and meet the costs associated with our increased marketing and sales efforts, we will need to raise additional capital during fiscal year 2000.

     We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We plan to pursue a working capital line of credit to be secured by our accounts receivable and inventory. We may also raise funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. Given the company's history of successfully attracting investors to fund operations, management believes that seeking additional equity and debt financing is a viable plan. Additionally, we believe our relationship with Wal-Mart Stores, Inc. will provide a more stable foundation on which to promote and obtain future funding.

     Recently, funds have been raised from the exercise of outstanding stock options and warrants. We expect to raise in excess of $500,000 from these capital raising efforts. However, this will not negate the need to raise additional funds through issuance of debt and equity instruments or with credit lines.

YEAR 2000 COMPLIANCE

     As of March 24, 2000, the Company did not experience material disruption or other significant problems in its information technology systems. In addition, as of the same date, we are not aware of any material year 2000 compliance issues relating to information technology systems of third parties which the Company maintains material relationships including our contract manufacturer, independent warehouse and third party billing provider.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Lawrence D. Bain, Richard C. Adamany, Bennett S. Rubin, Robert G.J. Burg II, Michael Cicak, Andrew Fishleder MD and Stephen D. Hayter inadvertently failed to timely report their Form 3 ten days after becoming "reporting persons" on November 17, 1999. Lawrence D. Bain inadvertently failed to timely report his December 1999 and February 2000 Form 4s for purchases of units in the Company's private placement, a grant of stock options and an issuance of common stock by the Company in lieu of cash payment of board fees. Richard C. Adamany and Bennett S. Rubin inadvertently failed to timely report their December 1999 and February 2000 Form 4s for purchases of units in the Company's private placement and a grant of stock options. Michael Cicak and Andrew Fishleder MD inadvertently failed to timely report their February 2000 Form 4s for purchases of units in the Company's private placement and an issuance of common stock by the Company in lieu of cash payment of board fees. Robert G.J. Burg II inadvertently failed to timely report his February 2000 Form 4 for an issuance of common stock by the Company in lieu of cash payment of board fees. Stephen D. Hayter inadvertently failed to timely report his January 2000 Form 4 for a grant of stock options. These individuals plan on filing the required forms prior to April 10, 2000.

ITEM 10. EXECUTIVE COMPENSATION

     The following table is a summary of the compensation paid to our Chief Executive Officer and each executive officer who earned over $100,000 in total salary and bonus for each of our three most recently completed fiscal years.

SUMMARY COMPENSATION TABLE

                                                                          Long Term
                                                                         Compensation
                                           Annual Compensation              Awards
                                   ------------------------------------   -----------
                                                                          Securities
                                                                         Under Options
       Name and                                          Other Annual    Granted/sars    All Other
  Principal Position        Year   Salary($)  Bonus($)  Compensation($)   Granted(#)   Compensation($)
  ------------------        ----   ---------  --------  ---------------   -----------  ---------------
Richard C. Adamany          1999   $ 49,039      --           --           1,500,000         --
President and Chief
Executive Officer(1)

Bennett S. Rubin            1999   $ 49,039      --           --           1,500,000         --
Executive Vice President
and Chief Operating
Officer(1)

Stephen D. Hayter           1999   $183,160      --           --             329,942         --
Former President and Chief  1998   $186,923      --           --           1,400,000         --
Executive Officer (2)       1997   $189,539      --           --             300,000         --


Raymond E. Dean             1999   $160,300      --           --             174,905         --
Former Chief Operations     1998   $135,000      --           --             700,000         --
Officer (3)                 1997   $ 40,500      --           --             300,000         --

----------
(1) Mssrs. Adamany and Rubin joined Empyrean in September 1999 and therefore no compensation information for 1998 and 1997 is provided.

(2) Mr. Hayter resigned as president and chief executive officer in December 1999. Currently, he remains a director of the Company.

(3) Mr. Dean resigned as a director in November 1999 and as chief operations officer in December 1999.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                     Number of   Percent of Total
                     Securities    Options/SARS
                     Underlying     Granted to    Exercise or
                    Options/SARS   Employees in    Base Price
       Name          Granted #     Fiscal Year     ($/Share)    Expiration Date
       ----          ---------     -----------     ---------    ---------------
Richard C. Adamany   1,500,000        34.5%          $0.45      December 8, 2009
Bennett S. Rubin     1,500,000        34.5%          $0.45      December 8, 2009
Stephen D. Hayter      329,942         7.6%          $0.38      February 5, 2009

We have never issued stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                    Number of Securities       Value of Unexercised
                                                         Underlying                In-the-money
                          Shares                  Unexercised Options/SARS         Options/SARS
                        Acquired On    Value        At Fiscal Year-end          At Fiscal Year-end
       Name              Exercise     Realized   Exercisable/unexercisable   Exercisable/unexercisable
       ----              --------     --------   -------------------------   -------------------------
Richard C. Adamany          --           --          250,000/1,250,000            $22,500/$112,500
Bennett S. Rubin            --           --          250,000/1,250,000            $22,500/$112,500
Stephen D. Hayter           --           --             1,350,570/0                 $56,091/$0

EMPLOYMENT AGREEMENTS

     Richard C. Adamany, our President and Chief Executive Officer, works under an employment agreement effective as of September 7, 1999. Mr. Adamany's agreement provides for a base salary of $150,000 for the first six months of the agreement. His annual base salary increased to $180,000 on January 1, 2000. Under the employment agreement, Mr. Adamany is to become a director. The board plans to nominate Mr. Adamany for election as a director by the shareholders as soon as practicable. Mr. Adamany would be entitled to participate in an incentive compensation program in the future if so approved by our Board of Directors. Under the employment agreement, we have agreed to register shares issuable upon exercise of options granted to Mr. Adamany under our stock plan and have agreed to register the resale of those shares under an effective Form S-3 Registration Statement, if available. If Mr. Adamany is terminated without cause, we are obligated to provide Mr. Adamany twenty-four months of severance pay, including two years of salary and a pro rata portion of his annual bonus and accelerated vesting of options, unless Mr. Adamany is terminated less than twelve months from the date of execution of the employment agreement, in which case his severance pay would be limited to twelve months. Mr. Adamany has the option upon termination of accepting a lump sum payment for severance pay, calculated by discounting the stream of payments owed to him using a discount rate of 15%. Mr. Adamany's bonus will be payable no later than ninety days following the close of the fiscal year that he is terminated. Mr. Adamany's agreement also contains confidentiality and non-compete covenants. We have agreed to indemnify Mr. Adamany for actions taken by him as an Empyrean officer or director and this indemnification will survive his termination. We have agreed to continue liability insurance until five years following Mr. Adamany's termination with us.

     In addition, under his employment agreement, Mr. Adamany was granted options to purchase 1.5 million shares of common stock at an exercise price equivalent to the fair market value on December 8, 1999. The first option to purchase 50,000 shares of common stock vested upon execution of the employment agreement. Options to purchase 90,000 shares each vested on the last day of each of the second, third, fifth and sixth months following the execution of the employment agreement. Options to purchase 20,000 and 70,000 shares vested on the last day of the fourth month and the first day of the fifth month respectively. The remaining options will vest according to mutually agreed upon performance criteria. The agreement provides that options granted to other members of management will vest upon the same performance criteria as the criteria for Mr. Adamany.

     Bennett S. Rubin, our Executive Vice President and Chief Operating Officer, works under an employment agreement effective as of September 7, 1999. Mr. Rubin's agreement provides for a base salary of $150,000 for the first six months of the agreement. His annual base salary increased to $170,000 on January 1, 2000. Under the employment agreement, Mr. Rubin is to become a director. The board plans to nominate Mr. Rubin for election as a director by the shareholders as soon as practicable. Mr. Rubin would be entitled to participate in an incentive compensation program in the future if so approved by our Board of Directors. Under the employment agreement, we have agreed to register shares issuable upon exercise of options granted to Mr. Rubin under our stock plan and have agreed to register the resale of shares under an effective Form S-3 Registration Statement, if available. If Mr. Rubin is terminated without cause, we are obligated to provide Mr. Rubin twenty-four months of severance pay, including two years of salary and a pro rata portion of his annual bonus and accelerated vesting of options, unless Mr. Rubin is terminated less than twelve months from the date of execution of the employment agreement, in which case his severance pay would be limited to twelve months. Mr. Rubin has the option upon termination of accepting a lump sum payment for severance pay, calculated by discounting the stream of payments owed to him using a discount rate of 15%. Mr. Rubin's bonus will be payable no later than ninety days following the close of the fiscal year that he is terminated. Mr. Rubin's agreement also contains confidentiality and non-compete covenants. We have agreed to indemnify Mr. Rubin for actions taken by him as an Empyrean officer or director and this indemnification will survive his termination. We have agreed to continue liability insurance until five years following Mr. Rubin's termination with us.

     In addition, under his employment agreement, Mr. Rubin was granted options to purchase 1.5 million shares of common stock at an exercise price equivalent to the fair market value on December 8, 1999. The first option to purchase 50,000 shares of common stock vested upon execution of the employment agreement. Options to purchase 90,000 shares each vested on the last day of each of the second, third, fifth and sixth months following the execution of the employment agreement. Options to purchase 20,000 and 70,000 shares vested on the last day of the fourth month and the first day of the fifth month respectively. The remaining options will vest according to mutually agreed upon performance criteria. The agreement provides that options granted to other members of management will vest upon the same performance criteria as the criteria for Mr. Rubin.

     Stephen D. Hayter, our former President, Chief Executive Officer, and Chairman of the Board, worked under an employment agreement effective as of September 1, 1999 with a base salary of $180,000 per year. Effective December 31, 1999, Mr. Hayter resigned as President and Chief Executive Officer of the

Company and executed a Confidential Settlement Agreement and Release with the Company. Under this agreement Mr. Hayter remains a director of the Company and is entitled to receive as severance his base salary of $180,000 per year and benefits through December 31, 2000. The Stock Option Agreements and Stock Option Certificates between the Company and Mr. Hayter were also amended to provide that the expiration date for each of the vested options shall be the earlier to occur of: (a) the date which is twelve months after Mr. Hayter ceases to be a director of the Company or (b) the first business day prior to the ten year anniversary of the date of grant of each option. Under the Confidential Settlement agreement, we have agreed to register shares issuable upon exercise of options granted to Mr. Hayter under our stock plan and have agreed to register the resale of those shares under an effective Form S-3 Registration Statement, if available.

     Raymond E. Dean, our former Chief Operations Officer, resigned in December 1999 and executed a Confidential Settlement Agreement and Release with the Company. Under this agreement Mr. Dean was entitled to receive as severance his base salary of $130,000 per year and benefits through February 29, 2000. The Stock Option Agreements and Stock Option Certificates between the Company and Mr. Dean were also amended to provide that the expiration date for each of the vested options shall be the earlier to occur of: (a) the date which is nine months after the effective date of a "Registration Statement" or (b) the first business day prior to the ten year anniversary of the date of grant of each option. Under the Confidential Settlement agreement, we have agreed to register shares issuable upon exercise of options granted to Mr. Dean under our stock plan and have agreed to register the resale of those shares under an effective Form S-3 Registration Statement, if available

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 24, 2000 information about the amount and nature of beneficial ownership of the common stock held by:

     * Each person who we know is a beneficial owner of more than 5% of our outstanding common stock;

     *    Each person who is a director or executive officer of Empyrean; and

     *    All of our directors and executive officers as a group.

     The business address of each person listed is c/o Empyrean Bioscience, Inc., 23800 Commerce Park Road, Suite A, Cleveland, Ohio 44122.

     Beneficial ownership is determined in accordance with the rules of the SEC and includes generally voting powers and investment power with respect to securities. We believe that each individual named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by him, subject to community property laws, where applicable and except where otherwise noted.

     Beneficial ownership is calculated based on 36,064,551 common shares issued and outstanding as of March 24, 2000, under Rule 13d-3(d) of the Securities Exchange Act of 1934. Shares subject to unexercised options, warrants, rights or conversion privileges exercisable within 60 days of March 24, 2000, are deemed outstanding for the purpose of calculating the number and percentage owned by that person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. The first column of the following chart represents the total number of actual outstanding shares owned by the named individual, including options and warrants exercisable within 60 days of March 24, 2000. The second column titled "Portion Represented by Options and Warrants" shows the portion of the column one figure represented by options and warrants exercisable within 60 days of March 24, 2000. The totals for Mr. Bain include 1,558,750 shares owned beneficially by Uptic Investments Corp., a company owned 100% by Mr. Bain.

                                                         Portion
                                       Total Amount    Represented
         Name of                       of Beneficial    by Options    Percent of
     Beneficial Owner                    Ownership     and Warrants      Class
     ----------------                    ---------     ------------      -----
Lawrence D. Bain                         1,915,598        903,750         5.3%
Richard C. Adamany                         875,000        575,000         2.4%
Bennett S. Rubin                           875,000        575,000         2.4%
Robert G.J. Burg II                        149,098        100,000            *
Michael Cicak                            1,524,098             --         4.2%
Dr. Andrew J. Fishleder                    307,098        145,000            *
Stephen D. Hayter                        1,742,305      1,450,570         4.8%

Directors and executive officers
as a group (seven persons)               7,388,197      3,749,320        20.5%

* less than 1%

     As of March 24, 2000, to our knowledge, there are no arrangementsthat may, at a subsequent date, result in a change in control of Empyrean.

                DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

     The following table sets forth the names of all of our current directors and executive officers as of the date of this Registration Statement, with each position and office held by them and their periods of service in the capacities listed.

        Name               Age         Position With the Company         Date First Elected
        ----               ---         -------------------------         ------------------
Lawrence D. Bain            50    Chairman of the Board of Directors       August 1999
Richard C. Adamany          47    President and Chief Executive Officer    September 1999
Bennett S. Rubin            42    Executive Vice President and Chief       September 1999
                                  Operating Officer
Robert G.J. Burg II         43    Director                                 November 1998
Michael Cicak               64    Director                                 May 1999
Andrew J. Fishleder, M.D.   47    Director                                 November 1998
Stephen D. Hayter           61    Director                                 August 1996

     MR. BAIN was appointed a director on August 6, 1999 and became our Chairman of the Board on December 31, 1999. Mr. Bain is a senior vice president in the investment banking division of Stifel, Nicolaus & Company, Incorporated. Previously, Mr. Bain was a managing director with Everen Securities and a senior vice president with both Morgan Stanley Dean Witter and E.F. Hutton Company. Mr. Bain also wholly owns Uptic Investment Corp. which provides financial advisory services. He currently serves as a trustee for Cleveland's Leprechaun Society Charity and is a past board member of the Better Business Bureau.

     MR. ADAMANY was appointed Executive Vice President and Chief Operating Officer on September 7, 1999 and was promoted to President and Chief Executive Officer on January 1, 2000. Prior to joining Empyrean, Mr. Adamany was a 50% owner of Premier Enterprise Partners, LLC, a company formed to acquire, operate and grow companies pursuing long-term capital gains. Mr. Adamany was Executive Vice President and Chief Operating Officer of Advanced Lighting Technologies from 1997 to 1998. From 1992 to 1996, Mr. Adamany was Senior Vice President, Treasurer and Chief Financial Officer of Health O Meter Products Inc. which acquired Mr. Coffee, Inc. where he held the same position. Mr. Adamany is entitled under his employment agreement with us to become a director. The board plans to nominate Mr. Adamany for election as a director by the shareholders as soon as practicable.

     MR. RUBIN was appointed Executive Vice President and Chief Marketing Officer on September 7, 1999 and was promoted to Executive Vice President and Chief Operating Officer on January 1, 2000. Prior to joining Empyrean, Mr. Rubin was a 50% owner of Premier Enterprise Partners, LLC, a company formed to acquire, operate and grow companies pursuing long-term capital gains. During 1998, Mr. Rubin was Senior Vice President, Sales of Advance Lighting Technologies, Inc. From 1995 to 1998, Mr. Rubin held several senior management positions at Invacare Corporation, including Vice President, Marketing and Marketing Services. From 1989 to 1995, Mr. Rubin was Vice President of Sales and Marketing of The Genie Company. Mr. Rubin is entitled under his employment agreement with us to become a director. The board plans to nominate Mr. Rubin for election as a director by the shareholders as soon as practicable.

     MR. BURG was appointed a director on November 20, 1998. Mr. Burg has over twenty-years experience in sales and marketing. Mr. Burg is currently the President and CEO of SwimEX, a manufacturer of hydrotherapy pools designed for rehabilitation and sports specific training. Between January 1998 and 1999, Mr. Burg was the President of Profile Sports, a golf networking company. Between 1990 and 1998, Mr. Burg was employed by Royal Grip, Inc./Roxxi Caps, which manufacturers and distributes golf grips and sports headwear, and was its President between February 1995 and January 1998. Between June 1998 and 1999, Mr. Burg was a director of Royal Precision, Inc. which manufactures and distributes golf grips.

     MR. CICAK was appointed a director on May 26, 1999. Mr. Cicak is currently the president of Solar Cells, Inc., a private holding company and president and director of McMaster Motor Inc., a newly formed private company and was the president and CEO of GlassTech, Inc., a privately held manufacturer and distributor of window manufacturing equipment, from 1983 to 1993. He is currently a member of the Board of Directors of the University of Findlay in Ohio and serves on several corporate boards including First Solar, LLC and Autom.

     DR. FISHLEDER was appointed a director on November 20, 1998. Dr. Fishleder has been the Chairman of the Division of Education of the Cleveland Clinic Foundation since 1991 and currently serves on the institution's Board of Governors and Medical Executive Committee. Dr. Fishleder is a pathologist and has been a member of the staff of the Cleveland Clinic Department of Clinical Pathology since 1982.

     MR. HAYTER was appointed as our director, President and Chief Executive Officer in August 1996. Effective December 31, 1999 Mr. Hayter resigned as our President and Chief Executive Officer. He remains a director. From 1994 through August 1996, Mr. Hayter served as President of Sedona Biotechnology, a consulting practice with clients such as Fisher Scientific USA, Colby Group International Japan and Durimport Marine Canada.

     The directors have served in their respective capacities since their election or appointment and will serve until the next annual shareholders meeting or until a successor is duly elected, unless the office is vacated in accordance with our Articles of Incorporation. The executive officers are appointed by the Board of Directors to serve until the earlier of their resignation or removal with or without cause by the directors.

     There are no family relationships between any two or more directors or executive officers. Under their employment agreements with us, we are required to elect Mr. Adamany and Mr. Rubin as directors. The board plans to nominate Mr. Adamany and Mr. Rubin for election as directors by the shareholders as soon as practicable. Other than as described for these individuals, there are no arrangements or understandings regarding election between any two or more directors or executive officers.

BOARD COMMITTEES

     The Board of Directors has an Audit Committee and a Compensation Committee. No committee meetings occurred in 1998 or 1999. The Audit Committee is responsible for evaluating the Company's accounting principles and its system of accounting controls. The Compensation Committee acts on matters related to the compensation of directors, senior management and key employees. Dr. Fishleder and Mr. Burg each served on our Audit Committee and Compensation Committee. On February 9, 2000, the Board of Directors appointed Lawrence D. Bain as Chairman of the Compensation Committee and Dr. Andrew J. Fishleder as Chairman of the Audit Committee.

Director Compensation

     Non-employee directors receive:

     * a quarterly retainer of $2,500, plus $500 per committee meeting attended to be issued quarterly in the form of common stock at the prevailing market rate;

     * an annual grant of stock options to purchase 100,000 shares of our common stock subject to board approval; and

     * reimbursement for out-of-pocket expenses associated with attending Board and committee meetings.

     Employee directors receive no additional compensation for serving on the Board.

     The stock options granted to non-employee directors are granted at an exercise price equal to the fair market value of the common stock on the date of grant, are fully vested at date of grant, and expire ten years from the date of grant.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the last two fiscal years we have entered into the following transactions with our directors, officers, holders of 5% or more of our common stock, or their affiliates:

DAVID TEWS

     Mr. Tews was a director between January 27, 1997 and November 20, 1998. We entered into a consulting services agreement with International Trade Group, Inc. which is a private company controlled by Mr. Tews. ITG, under the agreement, provided consulting services to us with respect to strategic planning and business development for a monthly fee of $6,000 and a one-time grant of 250,000 stock options exercisable for three years at $0.83 per share. The 250,000 stock options were granted on June 16, 1998 and remain outstanding. The agreement was for a term of three years starting June 16, 1998. Effective October 15, 1999, we terminated this agreement.

ANDREW POLLET

     Mr. Pollet was one of our directors between March 24, 1997 and November 20, 1998. Pollet Law, a law firm which Mr. Pollet founded and is the principal shareholder, provided us with legal services. We incurred legal expenses from Pollet Law in the amount of $64,518, $127,329 and $93,975 in 1999, 1998 and
1997, respectively. We entered into a settlement agreement ending our relationship with Pollet Law in January 2000.

LAWRENCE D. BAIN

     Mr. Bain was appointed a director on August 6, 1999 and was appointed the Chairman of the Board on January 1, 2000. In April 1998, we entered into an engagement agreement with Uptic Investments Corp., which is controlled by Mr. Bain. Uptic provided financial advisory services to us with respect to obtaining strategic corporate or institutional investors and also facilitated introductions to key customers and distributors. Uptic has been issued warrants to purchase 1,000,000 shares of common stock, of which it has purchased upon exercise of the warrant 250,000 shares that were granted and fully exercisable in April 1998 at an exercise price of $0.01 per share, and 250,000 shares that were granted and fully exercisable in January 1999 at an exercise price of $0.01 per share. The remaining 500,000 warrants were granted and fully exercisable on May 5, 1999 and have an exercise price of $0.50 per share. Consulting expenses in the amounts of $213,275 and $301,000 were recorded in 1998 and 1999, respectively, in accordance with SFAS 123 for the fair value of the warrants.

INDEBTEDNESS OF MANAGEMENT AND OTHERS TO THE COMPANY

     In 1997, Mr. Stephen D. Hayter, a Director and Former President and Chief Executive Officer, delivered to us a promissory note in the original principal amount of $120,873 with interest at 8.5% per annum, as payment for the exercise of 200,000 stock options. The promissory note was paid in full during the first quarter of 1998.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Empyrean Bioscience, Inc.

     We have audited the accompanying consolidated balance sheets of Empyrean Bioscience, Inc., and its wholly-owned subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empyrean Bioscience, Inc., and subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that Empyrean Bioscience, Inc., will continue as a going concern. As shown in the consolidated financial statements, Empyrean Bioscience, Inc., incurred a net loss of $4,785,000 during the year ended December 31, 1999, and, as of that date Empyrean Bioscience, Inc. has a deficit in stockholders' equity of $1,662,000. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about Empyrean Bioscience, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP

San Francisco, California
February 10, 2000

                            EMPYREAN BIOSCIENCE, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                               December 31,
                                                         ----------------------
                                                           1999         1998
                                                         --------   -----------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                            $    286    $     63
    Accounts receivable                                         7          --
    Prepaid expenses and deposits                              49         168
    Inventory                                                 284          16
    Other                                                       3          10
                                                         --------    --------

        Total current assets                                  629         257

EQUIPMENT AND IMPROVEMENTS                                     52          57
                                                         --------    --------

        Total assets                                     $    681    $    314
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable and accrued liabilities             $  2,045    $    438
    Deferred revenue                                          100          --
    Short-term notes payable                                  198          --
                                                         --------    --------

        Total current liabilities                           2,343         438

COMMITMENTS AND CONTINGENCIES                                  --          --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, authorized 100,000,000
     shares, without par value; issued and
     outstanding (1999: 31,522,109; 1998: 26,399,824)      21,494      18,247
    Accumulated deficit                                   (23,156)    (18,371)
                                                         --------    --------

        Total stockholders' deficit                        (1,662)       (124)
                                                         --------    --------

        Total liabilities and stockholders' deficit      $    681    $    314
                                                         ========    ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)


                                                      Years Ended December 31,
                                                      ------------------------
                                                         1999          1998
                                                       --------      --------
Net revenues                                           $    662      $     10
Cost of sales                                               109             3
                                                       --------      --------

  Gross profit                                              553             7

Selling, general and administrative                       4,814         2,913
Research and development                                     15            31
Restructuring charge                                        345            --
Write-down of inventory                                      --            29
                                                       --------      --------

                                                          5,174         2,973
                                                       --------      --------

  Loss from operations                                   (4,621)       (2,966)

Interest expense                                           (174)           --
Loss on disposal of fixed assets                             --          (210)
Other, net                                                   10            29
                                                       --------      --------
  Other income -(expense)                                  (164)         (181)
                                                       --------      --------

  Net loss                                             $ (4,785)     $ (3,147)
                                                       ========      ========

  Basic and diluted loss per share                     $  (0.17)     $  (0.14)
                                                       ========      ========

  Weighted average number of shares outstanding          28,108        22,884
                                                       ========      ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                   Common Stock
                                                ------------------  Accumulated
                                                Shares     Amount     Deficit      Total
                                                -------    -------    --------    -------
Balances, January 1, 1998                        21,227    $15,431    $(15,224)   $   207


Common stock issued for cash                      2,680      1,078          --      1,078
Stock options and warrants exercised for cash     1,799        725          --        725
Common stock issued for debt                        197        124          --        124
Common stock issued for expenses                    171        114          --        114
Common stock issued for license rights              325        223          --        223
Fair value of option and warrant grants              --        552          --        552
Net loss                                             --         --      (3,147)    (3,147)
                                                -------    -------    --------    -------

Balances, December 31, 1998                      26,399     18,247     (18,371)      (124)

Common stock issued for cash                      2,460      1,230          --      1,230
Stock options and warrants exercised for cash     1,125        577          --        577
Common stock issued for license rights              100         70          --         70
Common stock issued for debt                      1,485        556          --        556
Cancellation of escrow shares                       (47)        --          --         --
Fair value of option and warrant grants              --        814          --        814
Net loss                                             --         --      (4,785)    (4,785)
                                                -------    -------    --------    -------

Balances, December 31, 1999                      31,522    $21,494    $(23,156)   $(1,662)
                                                =======    =======    ========    =======

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Years ended December 31,
                                                      ------------------------
                                                         1999         1998
                                                        -------      -------
Cash flows from operating activities:
  Net loss                                              $(4,785)     $(3,147)
  Adjustments to reconcile net loss to net
   cash used in operating activities
      Depreciation                                           15           79
      Options and warrants issued for services              814          553
      Loss on write-downs and allowances                     71          213
      Issuance of common stock for expenses
        and license rights                                   70          337
      Changes in operating assets and liabilities:
         Accounts receivable                                 (7)          --
         Prepaid expenses and deposits                      119         (153)
         Inventory                                         (339)          --
         Other receivables                                    7           19
         Accounts payable and accrued liabilities         1,607          298
         Deferred revenue                                   100           --
                                                        -------      -------

Net cash used by operating activities                    (2,328)      (1,801)
                                                        -------      -------
Cash flows from investing activities:
  Payments on note receivable                                --           51
  Proceeds from sales of fixed assets                        --            3
  Purchase of fixed assets                                  (10)         (41)
                                                        -------      -------

Net cash provided (used) by investing activities            (10)          13
                                                        -------      -------
Cash flows from financing activities:
  Issuance of common stock                                1,807        1,803
  Proceeds of short-term notes payable                      900           --
  Payment of short-term notes payable                      (146)          --
                                                        -------      -------

Net cash provided by financing activities                 2,561        1,803
                                                        -------      -------

  Net increase in cash and cash equivalents                 223           15

Cash and cash equivalents at beginning of period             63           48
                                                        -------      -------

Cash and cash equivalents at end of period              $   286      $    63
                                                        =======      =======
Noncash financing and investing activities:
  Conversion of debt to common stock                    $   556      $   124

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Empyrean Bioscience, Inc. (the "Company"), previously known as Empyrean Diagnostics Ltd., was originally a Canadian entity, which in 1995 was a fully operational organization. The Company became a Wyoming corporation during 1997. Through its wholly-owned subsidiary, the Company distributes and markets products designed to prevent diseases. The Company is identifying strategic corporate partners to both fund and distribute the Preventx(R) line of products, which was licensed to the Company and developed by International Bioscience Corporation ("IBC").

     The Company's summary of significant accounting policies applied in the preparation of these financial statements follows:

     *    REVENUE RECOGNITION

          The Company recognizes revenues upon shipment or when no significant obligations remain and collectability of the amount is probable.

     *    PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

     *    CASH EQUIVALENTS

          The Company considers all highly liquid investments with a maturity of
          three  months  or  less  at  the  date  of   acquisition  to  be  cash
          equivalents.

     *    INVENTORY

          Inventory is recorded at the lower of average cost or market. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to their net realizable value.

     *    EQUIPMENT AND IMPROVEMENTS

          Equipment and improvements are recorded at cost. Depreciation is provided from the dates the assets are placed in service on a declining balance basis at the following rates:

             Office equipment and furniture  - 20% declining balance
             Leasehold improvements          - lesser of 5 years or the term
                                               of the lease

     *    ADVERTISING

          The Company recognizes advertising expenses as they are incurred.

     *    INCOME TAXES

          The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                            EMPYREAN BIOSCIENCE, INC.

                 (dollars in thousands except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     *    EARNINGS (LOSS) PER SHARE

          Loss per share has been calculated using the weighted average number of shares outstanding. A total of 9,039 and 6,985 options, warrants and contingent share issuances for 1999 and 1998, respectively, have been excluded from the calculation of loss per share as their inclusion would be anti-dilutive.

     *    STOCK-BASED COMPENSATION

          The Company accounts for stock-based compensation to employees and members of the board of directors using the intrinsic value method in accordance with the APB No. 25, "Accounting for Stock Issued to Employees." Stock-based compensation to consultants and others are accounted for using the fair value method of SFAS No. 123 "Stock-based Compensation."

     *    USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     *    FAIR VALUE OF FINANCIAL INSTRUMENTS

          SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instruments. These instruments consist of cash, cash equivalents, accounts receivable, accounts payable and short-term notes payable. The balance sheet carrying amounts of these instruments approximate the estimated fair values based on the short-term nature of such instruments.

     *    SEGMENT REPORTING

          The Company's business is currently conducted in a single operating segment. In the future, we expect to operate in several segments based on the type of customer such as commercial, institutional and retail. The Company's chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses our entire operation for the purpose of making operating decisions and assessing performance.

NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years and has a deficit in stockholders' equity.

     As a result, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                            EMPYREAN BIOSCIENCE, INC.

                 (dollars in thousands except per share amounts)

NOTE 2 - GOING CONCERN (CONTINUED)

     We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We plan to pursue a working capital line of credit to be secured by our accounts receivable and inventory. We may also raise funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. Given the company's history of successfully attracting investors to fund operations, management believes that seeking additional equity and debt financing is a viable plan. Additionally, our relationship with Wal-Mart Stores, Inc. should provide a more stable foundation on which to promote and obtain future funding.

NOTE 3 - EQUIPMENT AND IMPROVEMENTS

     Equipment  and  improvements  are comprised of the following as of December
     31:

                                                            1999     1998
                                                           -----    -----
       Office equipment and furniture                      $ 117    $ 107
       Leasehold improvements                                 10       10
                                                           -----    -----
       Accumulated depreciation                              127      117
                                                             (75)     (60)
                                                           -----    -----
                                                           $  52    $  57
                                                           =====    =====

NOTE 4 - DISTRIBUTION AGREEMENT

     In May 1999, the Company executed a distribution agreement with Durstrand International Limited ("Durstrand") granting Durstrand the exclusive right to distribute the Company's licensed products in certain Southeast Asian markets. Durstrand paid a non-refundable fee of $600 for these rights of which $100 was deferred pending shipment of product to Durstrand. The Company recognized $500 of the fee paid as revenue in quarter ended June 30, 1999, as the Company had performed all of its obligations under the agreement. Durstrand is obligated to make an additional $600 payment once approval for additional products is received from the US Food and Drug Administration. No royalties are payable to IBC as a result of this agreement.

     In connection with the distribution agreement, the Company paid $330 in the quarter ended June 30, 1999, for consulting services provided on behalf of the Company and recorded the amount paid as a prepaid expense. After considering the terms of the agreement and the nature of the consulting services received, the Company determined the $330 should have been recognized as an expense in the quarter ended June 30, 1999, as the fee paid would not benefit future periods. Had the fee been expensed in the quarter ended June 30, 1999, the previously reported interim financial information for the quarter ended June 30, 1999, would be restated as follows:

                                             Previously            As
                                              Reported          Restated
                                             (unaudited)       (unaudited)
                                             -----------       -----------
     Net revenues                              $   534            $   534
     Selling, general and
       adminstrative expense                     1,121              1,451
     Net loss                                      671              1,001

     Loss per share                            $ (0.02)           $ (0.04)


NOTE 5 - SHORT-TERM NOTES PAYABLE

     In February 1999, the Company entered into promissory note agreements in the aggregate amount of $800, of which $500 was with current directors. The promissory notes were due and payable six months from the loan date and have a fixed interest rate of 10%, payable monthly. The Company also issued 320,000 warrants to the promissory note holders, exercisable for two years expiring February 15, 2001, at an exercise price of $0.10 per share. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model to be $117 and was recorded as interest expense over the term of the promissory notes. Promissory notes in the amount of $218 were settled by offsetting the amounts payable against the proceeds receivable from the exercise of 810,000 previously issued warrants. An additional $238 was settled by issuance of 475,000 shares of the Company's common stock and $146 was settled by cash payments. As of December 31, 1999, promissory notes in the amount of $198 are currently due and payable.

                            EMPYREAN BIOSCIENCE, INC.

                 (dollars in thousands except per share amounts)

NOTE 5 - SHORT-TERM NOTES PAYABLE (CONTINUED)

     In November 1999, the Company entered into promissory note agreements with two officers of the Company in the aggregate amount of $100. The promissory notes were due and payable one month from the loan date and have a fixed interest rate of 10%, payable at the end of the loan period. As of December 31, 1999, the $100 loan balance was converted into 200,000 shares of common stock.

NOTE 6 - STOCKHOLDERS' EQUITY

     The Company's authorized preferred stock consists of 100,000,000 shares of Class "A" with a par value of $10 per share and 100,000,000 shares of Class "B" with a par value of $50 per share. No preferred stock has been issued.

     The Company's Stock Plan provides that up to 6,000,000 stock options may be granted to employees, board members and persons providing services to the Company. The stock options may be exercised at the rate of 25%
     semi-annually, on a cumulative basis during a vesting period of two years and generally expire ten years after the grant date. The stock options are exercisable during involvement with the Company and after involvement has ceased, if the Board of Directors so approve. The exercise price of the options is not less than the fair market value of the Company's stock on the date of the grant. Accordingly, no compensation cost has been recognized for grants from the plan. Had compensation cost for the option grants been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                    1999        1998
                                                    ----        ----
         Net loss
             As reported                         $ (4,785)   $ (3,147)
             Pro forma                             (5,947)     (3,932)

         Basic and diluted loss per share
             As reported                         $  (0.17)   $  (0.14)
             Pro forma                              (0.21)      (0.17)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of 0%; a risk-free interest rate of 6% , expected lives of 2 years; and volatility of 94% in 1999 and 96% in 1998.

                            EMPYREAN BIOSCIENCE, INC.

                (dollars in thousands except per share amounts)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     A summary of the status of the Company's stock options as of December 31, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                             1999                  1998
                                      ------------------     -----------------
                                                Weighted              Weighted
                                                 Average               Average
                                                Exercise              Exercise
                                      Shares     Price       Shares    Price
                                      ------     -----       ------    -----
Outstanding at beginning of year    4,970,000   $  0.81    2,391,000  $  0.64
    Granted                         4,449,000      0.46    2,925,000     0.91
    Exercised                        (375,000)     0.40     (133,000)    0.47
    Expired                        (2,411,000)     0.84     (213,000)    0.55
                                   ----------              ---------

Outstanding at end of year          6,633,000      0.70    4,970,000     0.81
                                   ==========              =========

Weighted-average fair value of
    options granted during the year             $  0.66               $  0.56

     The following table summarizes information concerning options outstanding at December 31, 1999:

               Options Outstanding                      Options Exercisable
----------------------------------------------------   ----------------------
                               Weighted
                                Average     Weighted                 Weighted
                               Remaining     Average                 Average
    Exercise      Number      Contractual   Exercise     Number      Exercise
     Price      Outstanding   Life (Years)   Price     Exercisable     Price
-------------   -----------   ------------   -----     -----------     -----
$ 0.38 - 0.45    3,898,000          9.0      $ 0.43     1,383,000     $ 0.41
  0.55 - 0.69    1,150,000          2.4        0.59     1,150,000       0.59
  0.80 - 0.95    1,585,000          1.1        0.85     1,585,000       0.85
                 ---------                              ---------
                 6,633,000                     0.70     4,118,000       0.66
                 =========                              =========

                            EMPYREAN BIOSCIENCE, INC.

                 (dollars in thousands except per share amounts)

NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     The Company generally has issued one warrant for the purchase of one share of common stock with each share of common stock that it has issued for cash, except for shares issued upon exercise of options or warrants. The following table summarizes the warrant activity for the years then ended December 31, 1999 and 1998:

                                            1999                 1998
                                    ------------------   -------------------
                                              Weighted              Weighted
                                               Average               Average
                                              Exercise              Exercise
                                    Warrants   Price     Warrants    Price
                                    --------   -----     --------    -----
 Outstanding at beginning of year   2,015,000  $0.57    2,637,000      $0.46
     Issued                         3,030,000   0.48    1,045,000       0.57
     Exercised                     (1,488,000)  0.40   (1,667,000)      0.40
     Expired                       (1,152,000)  0.75           --         --
                                   ----------          ----------

 Outstanding at end of year         2,405,000   0.48    2,015,000       0.57
                                   ==========          ==========

NOTE 7 - INCOME TAXES

     Deferred tax assets consist of the following at December 31,:

                                                            1999        1998
                                                          -------      -------
     Net operating loss and tax credit carryforwards      $ 8,069      $ 5,615
     Other                                                     12           17
     Intangible asset - tax basis                             647        1,094
                                                          -------      -------
                                                            8,728        6,726
     Less valuation allowance                              (8,728)      (6,726)
                                                          -------      -------

                                                          $    --      $    --
                                                          =======      =======

     The increase in the valuation allowance was $2,002 in 1999 and $1,325 in 1998.

     Cumulative net operating losses of approximately $20,960 in 1999 are being carried forward for Federal tax return purposes. The earliest carryforwards begin to expire in 2007.

                            EMPYREAN BIOSCIENCE, INC.

                 (dollars in thousands except per share amounts)

NOTE 7 - INCOME TAXES (CONTINUED)

     The following is a reconciliation between the federal statutory rate and the reported taxes:

                                                               1999       1998
                                                             -------    -------
     Loss before income taxes                                $ 4,785    $ 3,147
                                                             =======    =======

     Tax benefit at statutory federal income tax rate (34%)    1,627      1,070
     State tax, net of federal benefit                           375        255
     Change in valuation allowance                            (2,002)    (1,325)
                                                             -------    -------
                                                             $    --    $    --
                                                             =======    =======
NOTE 8 - LEASES

     The Company conducts its business primarily in leased facilities. On March 26, 1998, the Company entered into a commercial lease for 4,343 square feet in Phoenix, Arizona. This lease was terminated with no future obligations on January 31, 2000. On February 1, 2000, the Company entered into a two year commercial lease for 2,000 square feet at its current facility in Cleveland, Ohio.

     The Company is a co-signer on leased office space in Vancouver, B.C., occupied by a former director. All payments associated with this lease are paid directly to the landlord by the director.

     The schedule of minimum future rental payments and future sublease income follows:

                                                       Future
                                                      Minimum           Future
     Year Ending                                       Rental          Sublease
     December 31,                                     Payments          Income
     ------------                                     --------          ------
     2000                                              $ 58             $ 26
     2001                                                22               --
     2002                                                 2               --
                                                       ----             ----

                                                       $ 82             $ 26
                                                       ====             ====

     Total rent expense, net of sublease income received, was $58 and $42 for the years ended December 31, 1998 and 1999, respectively.

                            EMPYREAN BIOSCIENCE, INC.

                 (dollars in thousands except per share amounts)

NOTE 9 - LICENSES AND ROYALTIES

     The Company entered into an agreement on April 29, 1997, and subsequently amended in February 1998 with IBC, formerly known as Geda International Marketing Co. Ltd., whereby the Company obtained the marketing and distribution rights for a 10-year period to a microbiocide formulation developed by IBC in certain geographic areas. The formulation stops the transmission of communicable diseases through bodily contact. The Company is required to pay royalties equal to the greater of 2% of net sales or $1.35 per liter manufactured of the IBC products or minimum guaranteed royalties, as follows.

                                                                      Future
                                                                     Minimum
     Year ending                                                    Guaranteed
     December 31,                                                    Payments
     ------------                                                    --------
     2000                                                            $    735
     2001                                                                 915
     2002                                                               1,215
     2003                                                               1,458
     2004                                                               1,758
     Thereafter                                                         7,576
                                                                     --------

                                                                     $ 13,657
                                                                     ========

     We are a defendant in an action which was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998, in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This action alleges that we tortuously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. Plaintiffs also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. In a separate action that has now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury. If we are not successful in this action, we could lose the right to market, sell or manufacture products containing the formulation. The discovery in these actions is proceeding. Although IBC has represented that it has the exclusive right and authority to license the formula to the Company, and has agreed to pay any legal fees incurred by the Company arising out of the Company's investigation and any defense of this matter, there can be no assurance as to the outcome of this matter or that it will not materially or adversely impact the Company.

     In 1998, the Company obtained license distribution and manufacturing rights from third parties related to the IBC products. In consideration for these rights, the Company paid $50 in cash and issued 325,000 shares of common stock valued at $223. The Company is required to pay a royalty equal to 5% of the net revenues of certain products that contain the lotion.

     In 1999, the Company purchased the distribution rights from a third party to sell the IBC products in Canada. In consideration for these rights, the Company issued 100,000 shares of common stock valued at $70 and is required to pay a royalty equal to 5% of its net sales in Canada for certain products that contain the IBC formulation.

                            EMPYREAN BIOSCIENCE, INC.

                 (dollars in thousands except per share amounts)

NOTE 9 - LICENSES AND ROYALTIES (CONTINUED)

     On October 1, 1999, we entered into separate license agreements with Sunbeam Corporation and The Coleman Company, Inc. The licenses are non-exclusive. They allow us to use the Sunbeam(R) and Coleman(R) Trademarks in connection with the sale and distribution, throughout the United States and Canada, of our hand sanitizer and first aid antiseptic, sanitizing wet wipes, disinfectant surface spray and sanitizing baby wipes. The licenses expire on December 31, 2002. We can renew the licenses until December 31, 2005 if we meet the renewal terms under the agreement. As consideration, the Company paid to Coleman and Sunbeam prepaid royalties in the amount of $15. For the period of October 1, 1999 through December 31, 2000, the Company is required to pay royalties ranging from 5%-6% of net sales of licensed products sold and for the period of January 1, 2001 through December 31, 2002 the Company is required to pay 7% of net sales. The Company is required to pay guaranteed minimum amounts comprised of royalties, as follows.

                                                                     Future
                                                                     Minimum
     Year Ending                                                   Guaranteed
     December 31,                                                   Payments
     ------------                                                   --------
     2000                                                             $  45
     2001                                                               110
     2002                                                               220
                                                                      -----

                                                                      $ 375
                                                                      =====

NOTE 10 - RELATED PARTY TRANSACTIONS

     On June 16, 1998, the Company entered into a three year agreement with a company controlled by former director to provide strategic planning and business development services for a monthly fee of $6 and a one-time grant of 250,000 immediately exercisable stock options at $0.83 per share expiring three years from the date of the grant. The Company incurred total expenses on this contract of $162 in 1998 of which $36 was payable in cash and the balance of $126 represents the fair value of the stock options granted. Additionally, $64 was payable in cash under this contract in 1999. The contract was cancelled by the Company effective in October 1999.

     During 1998, the Company entered into an agreement with a company controlled by a current director who was appointed in August 1999. The agreement provided for financial advisory services to the Company with respect to obtaining strategic corporate or institutional investors and also facilitated introductions to key customers and distributors in exchange for the issuance of warrants to purchase 1,000,000 shares of common stock, of which 250,000 warrants were fully exercisable in April 1998 at an exercise price of $0.01 per share, 250,000 warrants were fully exercisable in January 1999 at an exercise price of $0.01 per share and the remaining 500,000 were exercisable in May 1999 at an exercise price of $0.50 per share. Consulting expenses, representing the fair value of the stock warrants issued in accordance with SFAS 123, of $213 and $301 were recorded in 1998 and 1999, respectively.

     The company incurred legal expenses of $127 in 1998 and $64 in 1999 with a law firm founded by a former director. Accrued and outstanding expenses to this firm were $64 at December 31, 1999.

                            EMPYREAN BIOSCIENCE, INC.

                 (dollars in thousands except per share amounts)

NOTE 11 - REVENUES

     Net revenues are comprised of the  following  for the year ending  December
     31:

                                                             1999         1998
                                                            -----         ----
     Distribution rights                                    $ 550         $ --
     Product sales                                            112           10
                                                            -----         ----

           Net revenues                                     $ 662         $ 10
                                                            =====         ====

NOTE 12 - RESTRUCTURING CHARGES

     The Company recorded a restructuring charge of $345 in 1999 consisting of involuntary termination benefits of $263 and other related reorganization costs of $82. This charge resulted from a business reorganization approved by the Board of Directors in December 1999 that included a facility closure, relocation of the corporate headquarters into a more cost effective location, severance costs for two Arizona based personnel and the write down of abandoned fixed assets to estimated fair value less cost to sell. As of December 31, 1999, both employees had been terminated and severance payments and benefits are payable to December 31, 2000. At December 31, 1999, no other reorganization costs had been paid. All reorganization costs including severance payments are expected to be paid prior to December 31, 2000.

                                INDEX TO EXHIBITS

2.1       Articles of Incorporation and Bylaws of Empyrean Wyoming.*

2.2 Convertible Debenture and Warrant Purchase Agreement dated July 9, 1998 by and among Empyrean and purchasers thereof and related Warrant.*

2.3 Form of Warrant between Empyrean and the Purchasers thereof dated February 15, 1999.*

2.4 Form of "Series K" Warrant Certificate dated March 17, 1999 between Empyrean and the Purchasers thereof.*

2.5       Form of "Series  L"  Warrant  Certificate,  with  dates  ranging  from
          December  1999  through  February  2000,   between  Empyrean  and  the
          Purchasers thereof.*

10.1 License Agreement dated as of February 21, 1998 between Empyrean and Geda International Marketing, Co., Ltd.*

10.2 Sub-license Agreement dated as of July 20, 1998 between Empyrean and Prevent-X, Inc.*

10.3      Agreement  and  Assignment  of  Distribution   Rights,   between  GEDA
          International Marketing Co., Ltd., Farida Darbar, Empyrean Diagnostics Inc., and Empyrean Diagnostics, Ltd., dated August 31, 1998.*

10.4      1998 Stock Option Plan and Form of Stock Option Agreement.*

10.5      Employment Agreement for Stephen D. Hayter dated September 1, 1999.*

10.6 Confidential Settlement Agreement and Release for Stephen D. Hayter dated December 31, 1999.

10.7      Employment Agreement for Richard C. Adamany dated September 7, 1999.*

10.8      Employment Agreement for Bennett S. Rubin dated September 7, 1999.*

10.9 Distribution Agreement between Empyrean and Durstrand International dated April 28, 1998.*

10.10 License Agreement between The Coleman Company, Inc. and Empyrean dated October 1, 1999.*

10.11 License Agreement between Sunbeam Corporation and Empyrean dated October 1, 1999.*

27.1      Financial Data Schedule

----------
* Previously filed

                                   SIGNATURES

     Accordance with the Exchange Act, including Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMPYREAN BIOSCIENCE, INC.

By /s/ Lawrence D. Bain
   ---------------------------------
   Lawrence D. Bain - Chairman of the Board

Date: March 29, 2000

By /s/ Richard C. Adamany
   ---------------------------------
   Richard C. Adamany - President,
   Chief Executive Officer
   and Chief Financial Officer

Date: March 29, 2000

By /s/ Bennett S. Rubin
   ---------------------------------
   Bennett S. Rubin - Executive Vice President
   and Chief Operating Officer

Date: March 29, 2000

By /s/ Robert G.J. Burg II
   ---------------------------------
   Robert G.J. Burg II - Director

Date: March 29, 2000

By /s/ Andrew J. Fishleder
   ---------------------------------
   Andrew J. Fishleder, MD - Director

Date: March 29, 2000

By /s/ Michael Cicak
   ---------------------------------
   Michael Cicak - Director

Date: March 29, 2000

By /s/ Stephen D. Hayter
   ---------------------------------
   Stephen D. Hayter - Director

Date: March 29, 2000