Form 10QSB
period 2000-03-31
EMPYREAN BIOSCIENCE INC
filed 2000-05-15
CIK 1074626

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

                         Commission file number 0-27839

                            EMPYREAN BIOSCIENCE, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                   Wyoming                                       86-0973095
       (State or other jurisdiction of                        (I.R.S. Employer
        Incorporation or organization)                       Identification No.)

23800 Commerce Park Road, Suite A, Cleveland, Ohio                 44122
   (Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (216) 360-7900


              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 2000, the Registrant had 36,304,551 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            EMPYREAN BIOSCIENCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                         March 31,  December 31,
                                                           2000        1999
                                                         --------    --------
                                                        (Unaudited)  (Audited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $  1,595    $    286
  Accounts receivable                                          32           7
  Prepaid expenses and deposits                                 2          49
  Finished goods inventory                                    229         284
  Other                                                        --           3
                                                         --------    --------
      Total current assets                                  1,858         629

EQUIPMENT AND IMPROVEMENTS                                     35          52
                                                         --------    --------
      Total assets                                       $  1,893    $    681
                                                         ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities               $  1,574    $  2,045
  Deferred revenue                                            100         100
  Short-term notes payable                                     --         198
                                                         --------    --------
      Total current liabilities                             1,674       2,343

COMMITMENTS AND CONTINGENCIES                                  --          --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, authorized 100,000,000 shares,
    without par value; issued and outstanding
    (2000: 36,304,551 ; 1999: 31,522,109)                  23,994      21,494
  Accumulated deficit                                     (23,775)    (23,156)
                                                         --------    --------
      Total stockholders' equity (deficit)                    219      (1,662)
                                                         --------    --------
      Total liabilities and stockholders'
        equity (deficit)                                 $  1,893    $    681
                                                         ========    ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                         ----------------------
                                                         March 31,     March 31,
                                                           2000          1999
                                                         --------      --------
Net revenues                                             $    352      $     53
Cost of sales                                                 191            17
                                                         --------      --------

  Gross profit                                                161            36

Selling, general and administrative                           756         1,107
                                                         --------      --------

  Loss from operations                                       (595)       (1,071)

Interest expense                                               (6)          (33)
Interest income                                                 7            --
Other, net                                                    (25)           (4)
                                                         --------      --------
  Other expense                                               (24)          (37)
                                                         --------      --------

  Net loss                                               $   (619)     $ (1,108)
                                                         ========      ========

  Basic and diluted loss per share                       $  (0.02)     $  (0.04)
                                                         ========      ========

  Weighted average number of shares outstanding            35,587        26,812
                                                         ========      ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   Common Stock
                                                -------------------   Accumulated
                                                 Shares     Amount      Deficit      Total
                                                --------   --------     --------    --------
Balances, January 1, 2000                         31,522   $ 21,494     $(23,156)   $ (1,662)

Common stock issued for cash                       2,904      1,452           --       1,452
Stock options and warrants exercised for cash        740        405           --         405
Common stock issued for royalties                    476        238           --         238
Common stock issued for debt                         662        333           --         333
Fair value of option and warrant grants               --         72           --          72
Net loss                                              --         --         (619)       (619)
                                                --------   --------     --------    --------
Balances, March 31, 2000                          36,304   $ 23,994     $(23,775)   $    219
                                                ========   ========     ========    ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            Three Months Ended
                                                           --------------------
                                                          March 31,    March 31,
                                                            2000         1999
                                                           -------      -------
Cash flows from operating activities:
  Net cash used by operating activities                    $  (647)     $  (992)

Cash flows from investing activities:
  Proceeds from sales of fixed assets                            5           --
  Purchase of fixed assets                                      (6)          (2)
                                                           -------      -------
     Net cash used by investing activities                      (1)          (2)
                                                           -------      -------
Cash flows from financing activities:
  Issuance of common stock                                   1,857          212
  Proceeds of short-term notes payable                         250          800
  Payments of short-term notes payable                        (150)          --
                                                           -------      -------
     Net cash provided by financing activities               1,957        1,012
                                                           -------      -------
     Net increase in cash and cash equivalents               1,309           18

Cash and cash equivalents at beginning of period               286           63
                                                           -------      -------
Cash and cash equivalents at end of period                 $ 1,595      $    81
                                                           =======      =======
Noncash financing and investing activities:
  Issuance of common stock for debt and royalties          $   571      $    --

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The financial information included herein for the three months ended March 31, 2000 and 1999, and the financial information as of March 31, 2000, is unaudited; however, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements and the notes thereto should be read in conjunction with the annual audited financial statements as of December 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The accompanying condensed consolidated financial statements include Empyrean Bioscience, Inc., and its wholly-owned subsidiary, Empyrean Diagnostics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

     We incurred net losses in 1998 and 1999 and expect to incur net losses at least through 2000. We expect operations to generate negative cash flow through at least 2000 and we currently have no credit line available to us. We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We plan to pursue a working capital line of credit to be secured by our accounts receivable and inventory. We plan to raise funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. These factors raise doubts about our ability to continue as a going concern and our audit report contained in our 1999 annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2000 contains an explanatory paragraph with respect to this matter.

NOTE 3 - SHORT-TERM NOTES PAYABLE

     In February 2000, the Company entered into promissory note agreements in the aggregate amount of $250 with various officers and directors. The promissory notes were due and payable six months from the loan date and had a fixed interest rate of 10%, payable monthly. On February 23, 2000, promissory notes in the amount of $298, including $198 due and payable as of December 31, 1999, were converted into 596,000 shares of common stock. The remaining promissory note in the amount of $150 was paid in full in March 2000. The Company has no promissory notes due and payable as of March 31, 2000.

NOTE 4 - LEGAL PROCEEDINGS

     We are a defendant in an action which was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This action alleges that we tortiously interfered with Optima and Mercury's contractual relationship with International Bioscience Corporation ("IBC"). Optima and Mercury claim that they had prior rights to the IBC formulation and products and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. In a separate action that has now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury. Plaintiffs also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. If we are not successful in this action, we could lose the right to market, sell or manufacture worldwide our hand sanitizer product and other products currently under development. This would materially and adversely affect the Company. The discovery in this action is proceeding.

     On April 10, 2000, we filed suit in U.S. District Court for the Southern District of Florida against International Bioscience Corp. (IBC) alleging breach and default on its exclusive licensing agreement with us and seeking a declaration that the exclusive license agreement is in full force and effect as well as compensatory damages. Additionally, we asked the Court to issue an injunction which would, if granted, require IBC to maintain the status quo while the discovery process and litigation proceeds. Following our request for a preliminary injunction, IBC purported to terminate the exclusive license agreement. Through our licensing agreement, we have the exclusive right to manufacture, sell and distribute products based on a formula developed by IBC. We believe IBC has disregarded key provisions in our exclusive licensing agreement.

     On May 2, 2000, the U.S. District Court denied our request for a preliminary injunction. The Court's decision does not affect the merits of the case nor our claim for money damages against IBC, but defers them to a full trial, which we expect to be held later this year. Our claim for the full rights accorded to us under the exclusive license agreement, which is the center of our dispute with IBC, will not impact our current operations. The Court observed in its Order, and IBC acknowledged in its pleadings filed with the court, that our rights to sell the hand lotion in the United States and Canada arise from different and separate agreements with IBC, and such rights are not affected by this lawsuit.

     If an unfavorable decision were to be rendered against us at the full trial, our business could be materially and adversely affected. The trial date has not yet been set.

NOTE 5 - REVENUES

     Net revenues are comprised of the following:

                                                         Three months ended
                                                          -----------------
                                                          Mar 31,    Mar 31,
                                                           2000       1999
                                                          ------     ------
     Distribution rights                                  $   --     $   --
     Product sales                                           352         53
                                                          ------     ------
           Net revenues                                      352         53
                                                          ======     ======

NOTE 6 - STOCKHOLDERS' EQUITY

     The Company has granted options to employees, directors and others as well as warrants to debt holders and investors. For option grants to non-employees, the Company recognizes consulting expense equal to the fair value of the grant. Warrants in the Company's common stock are issued to investors, lenders and consultants. At March 31, 2000, 8,147,000 options and warrants were exerciseable at a weighted average price of $0.62 per share.

     A summary of the status of stock options and warrants as of March 31, 2000, and changes during the three months ended on that date is presented below.

                                           Options               Warrants
                                     -------------------    -------------------
                                                 Weighted               Weighted
                                                 Average                Average
                                                 Exercise               Exercise
                                       Number     Price       Number     Price
                                     ----------   ------    ----------   ------
     Outstanding at January 1, 2000   6,633,000   $  .71     2,405,000   $  .48
       Granted                          540,000      .57     1,538,000      .50
       Exercised                       (285,000)     .54      (455,000)     .55
       Expired                               --       --            --       --
                                     ----------   ------    ----------   ------
     Outstanding at March 31, 2000    6,888,000   $  .70     3,488,000   $  .48
                                     ==========   ======    ==========   ======

     Stock options and warrants were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.

NOTE 7 - RESTRUCTURING CHARGE

     The Company recorded a restructuring charge of $345 in 1999 consisting of involuntary termination benefits of $263 and other related reorganization costs of $82. This charge resulted from a business reorganization approved by the Board of Directors in December 1999 that included a facility closure, relocation of the corporate headquarters into a more cost effective location, severance costs for two Arizona based personnel and the write down of abandoned fixed assets to estimated fair value less cost to sell. As of December 31, 1999, both employees had been terminated and severance payments and benefits are payable to December 31, 2000. As of March 31, 2000, $94 in reorganization costs have been paid and applied against the restructuring accrual. The remaining reorganization costs consist of severance payments and are expected to be paid prior to December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

     THIS FORM 10-QSB, INCLUDING THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD LOOKING STATEMENTS. WE MAY MAKE ADDITIONAL WRITTEN AND ORAL FORWARD LOOKING STATEMENTS FROM TIME TO TIME IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES, OR OTHERWISE. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTENDS," "FORECAST," "PROJECT," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS. THESE STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, THE ANTICIPATED OUTCOME OF CONTINGENT EVENTS, INCLUDING LITIGATION, REGULATORY PROCEEDINGS OR RULEMAKING, PROJECTIONS OF REVENUES, INCOME, LOSS, OR CAPITAL EXPENDITURES, PLANS FOR FUTURE OPERATIONS, GROWTH AND ACQUISITIONS, FINANCING NEEDS OR PLANS AND THE AVAILABILITY OF FINANCING, AND PLANS RELATING TO PRODUCTS OR PRODUCT DEVELOPMENT AS WELL AS ASSUMPTIONS RELATING TO THE ABOVE SUBJECTS.

FORWARD LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS CONCERNING FUTURE EVENTS AND FINANCIAL PERFORMANCE AND SPEAK ONLY AS OF THE DATE THE STATEMENTS ARE MADE. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD LOOKING STATEMENTS. STATEMENTS IN THIS QUARTERLY REPORT, INCLUDING THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. SUCH FACTORS INCLUDE, AMONG OTHER FACTORS, THE ACCEPTABILITY OF EXISTING AND POTENTIAL PRODUCTS IN THE MARKETPLACE, THE ABILITY TO OBTAIN SUFFICIENT CAPITAL TO FUND OPERATIONS AND THE OUTCOME OF PENDING LITIGATION. ADDITIONAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN SUCH FORWARD LOOKING STATEMENTS ARE PRESENTED IN OUR ANNUAL REPORT ON FORM 10-KSB FILED WITH THE SEC ON MARCH 30, 2000.

     The following discussion and analysis provides information regarding Empyrean's financial position and its results of operations for the periods shown. This discussion should be read in conjunction with Empyrean's Unaudited Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this document.

INTRODUCTION

     In 1998, we discontinued the distribution and marketing of our Trichomonas diagnostic test kit. This shift in focus coincided with our acquisition of certain rights to use a microbicide formulation from International Bioscience Corporation utilized in our Preventx(R) hand sanitizer and proposed products. Since that time, we no longer actively market any of our diagnostic products. The decision to discontinue active marketing of our prior line of diagnostic products and the limited revenues and substantial start-up costs associated with introducing our new line of preventative products have significantly affected our current financial condition and operations.

     We have had limited revenues and have sustained substantial losses from operations in recent years and have an accumulated deficit.

     We incurred net losses in 1998 and 1999 and expect to incur net losses at least through 2000. We expect operations to generate negative cash flow through at least 2000 and we currently have no credit line available to us. These factors raise doubts about our ability to continue as a going concern and our audit report contained in our annual report on Form 10-KSB filed with the SEC on March 30, 2000 contains an explanatory paragraph with respect to this matter.

     We expect to generate substantially all of our revenues in the future from increased sales of our current line of preventative products. Prior to the initiation of our suit against IBC on April 10, 2000 for breach and default on its exclusive licensing agreement with us, we had intended on relying on IBC to develop additional preventative products. Now, with our suit pending against IBC, we intend to develop additional preventative products that we can market utilizing the formulation used in our hand sanitizer product. See Note 4. Legal Proceedings in our notes to condensed consolidated financial statements.

     In addition to cost of goods sold, which we expect to vary somewhat proportionately over time, significant cost and expense items include salaries and benefits, consulting fees, royalties, distribution rights, office and administration, advertising, and legal and accounting, all of which, in total, significantly exceeded Empyrean's total revenues for 1999 and the first quarter of 2000. Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2000 AND 1999

     Our total revenues in the quarter ended March 31, 2000 were $352,000 compared with $53,000 in the quarter ended March 31, 1999. Revenues increased in the quarter ended March 31, 2000 due to initial and reorder shipments to Wal-Mart Stores, Inc., which represented approximately 97% of total revenues for the quarter then ended.

     Our gross margin decreased to 45.7% in the quarter ended March 31, 2000 from 67.9% in the quarter ended March 31, 1999 primarily due to lower selling prices of the hand sanitizer in a higher volume retail environment during the quarter ended March 31, 2000.

     We incurred a net loss in the quarter ended March 31, 2000 of $619,000 compared to a net loss of $1,108,000 in the quarter ended March 31, 1999. The losses in the first quarter of 2000 and 1999 were due primarily to limited revenues that were substantially exceeded by our costs of operation. Our net loss per share for the quarter ended March 31, 2000 was $0.02 compared to a net loss per share of $0.04 in the quarter ended March 31, 1999. The loss per share decreased primarily as a result of the increase in sales and decrease in selling, general and administrative expenses and an increase in the weighted average number of shares outstanding to 35,587,000 in the quarter ended March 31, 2000 from 26,812,000 in the quarter ended March 31, 1999.

     Selling, general and administrative expenses decreased to $756,000 in the quarter ended March 31, 2000 from $1,107,000 in the quarter ended March 31, 1999 primarily due to the following:

     * Salaries and benefits decreased to $143,000 in the quarter ended March 31, 2000 from $196,000 in the quarter ended March 31, 1999 due to a temporary reduction in our work force resulting from our relocation to Ohio in January 2000.
     * Consulting expenses decreased to $82,000 in the quarter ended March 31, 2000 from $245,000 in the quarter ended March 31, 1999 primarily due to less expense recorded for stock option grants to consultants and less reliance on paid consultants in the quarter ended March 31, 2000.
     * Fees relating to third party distribution of our Preventx product decreased to $58,000 in the quarter ended March 31, 2000 compared with $160,000 in the quarter ended March 31, 1999. We reduced distribution costs by changing to an Ohio based third party distributor in March 2000, which also provides infrastructure services including distribution, order entry, warehousing, customer service and billing services.

     * Expenses for royalties increased to $211,000 in the quarter ended March 31, 2000 from $125,000 in the quarter ended March 31, 1999 primarily due to a guaranteed minimum royalty of $184,000 in the quarter ended March 31, 2000 compared with $122,000 in 1999 and an increase in sub-license royalty expenses associated with increased sales of Preventx in the quarter ended March 31, 2000 versus the quarter ended March 31, 1999. Our agreement with International Bioscience Corporation, under which we acquired the rights to market and distribute our current line of preventative products, provides for future minimum guaranteed payments that increase significantly in each year of the contract. See Note 9 to our Annual Consolidated Financial Statements contained in our 1999 annual report on Form 10-KSB filed with the SEC on March 30, 2000. As a result, we expect our expenses for royalties to increase significantly on an annual basis. Unless we are successful in generating substantial additional sales of our preventative products, we are also likely to continue to generate substantial losses from operations. Our agreement with IBC is subject to significant litigation risk. See Note 4. Legal Proceedings in our notes to condensed consolidated financial statements included elsewhere in this document.
     * Expenses for distribution rights decreased to $0 in the quarter ended March 31, 2000 from $70,000 in the quarter ended March 31, 1999 due to the 1999 payment for the Canadian distribution rights to the IBC formulation.
     * We incurred advertising and promotion expenses of $41,000 in the quarter ended March 31, 2000 compared to $139,000 in the quarter ended March 31, 1999. The decrease was due primarily to a gain on settlement of outstanding invoices with our former advertising agency.

     Interest expense decreased to $6,000 in the quarter ended March 31, 2000 from $33,000 in the quarter ended March 31, 1999 due to greater amortization of the fair value of warrants issued to promissory note holders in 1999.

LIQUIDITY AND FINANCIAL POSITION

     To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock and convertible debentures, and the exercise of warrants and options. Until such time as we are able to generate significant cash flow from operations through increased sales of our products or secure a line of credit, we will be required to continue our reliance on investor financing to fund our operations. At March 31, 2000, cash and cash equivalents totaled $1,595,000, an increase of $1,514,000 from March 31, 1999. Also as of March 31, 2000, current assets exceeded current liabilities, consisting primarily of accounts payable and accrued liabilities, by $184,000.

     During the quarter ended March 31, 2000, net cash used in operating activities was $647,000 primarily due to a net loss from continuing operations of $595,000.

     In the quarter ended March 31, 2000, net cash flow from financing activities increased by 93%, from the comparable quarter in 1999, to $1,957,000 resulting from the sale of common stock and the exercise of options and warrants in the amount of $1,857,000 and from the issuance of short-term promissory notes totaling $250,000, with offsetting payments of the notes in the amount of $150,000.

     On February 23, 2000, we completed a private placement of 6,151,050 shares that generated gross proceeds of $3,076,000, of which $1,452,000 was received in the quarter ended March 31, 2000. These funds were used for the payment of royalties, minimum license fees, outstanding short-term promissory notes and for working capital. As of May 14, 2000, we have satisfied all of our debts with cash or by converting promissory notes into the Company's common stock and have reduced past due accounts payable.

     Our future minimum royalty requirements will significantly effect liquidity. For example, the minimum guaranteed royalty of $735,000 for fiscal year 2000 is due to IBC by January 2001. Additionally, we are required to pay royalties to various licensors including IBC, depending on the product and country of sale, of up to 14% of net sales.

     As of May 12, 2000, we have no debt service or capital expenditure obligations.

     We anticipate a substantial increase in cash outlays associated with increased marketing and sales of our Preventx preventative product line. Further, we will incur additional expenditures associated with the development of additional preventative products that we can market utilizing the formulation used in our hand sanitizer. These cash outlays could include, but are not limited to, product testing, product registration costs, advertising, inventory purchases and a sales and marketing campaign. To maintain our current expenses of approximately $3 million to $4 million per year and meet the costs associated with our increased marketing, sales and development efforts, we will need to raise additional capital during fiscal year 2000 or secure a line of credit.

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

     Recently, funds have been raised from the exercise of outstanding stock options and warrants. We have raised in excess of $400,000 in the quarter ended March 31, 2000 from these capital raising efforts. However, this will not negate the need to raise additional funds through issuance of debt and equity instruments or with credit lines.

YEAR 2000 COMPLIANCE

     As of May 1, 2000, the Company did not experience material disruption or other significant problems in its information technology systems. In addition, as of the same date, we are not aware of any material year 2000 compliance issues relating to information technology systems of third parties which the Company maintains material relationships including our contract manufacturer, independent warehouse and third party billing provider.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant in an action which was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This action alleges that we tortiously interfered with Optima and Mercury's contractual relationship with International Bioscience Corporation ("IBC"). Optima and Mercury claim that they had prior rights to the IBC formulation and products and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. In a separate action that has now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury. Plaintiffs also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. If we are not successful in this action, we could lose the right to market, sell or manufacture worldwide our hand sanitizer product and other products currently under development. This would materially and adversely affect the Company. The discovery in this action is proceeding.

On April 10, 2000, we filed suit in U.S. District Court for the Southern District of Florida against International Bioscience Corp. (IBC) alleging breach and default on its exclusive licensing agreement with us and seeking a declaration that the exclusive license agreement is in full force and effect as well as compensatory damages. Additionally, we asked the Court to issue an injunction which would, if granted, require IBC to maintain the status quo while the discovery process and litigation proceeds. Following our request for a preliminary injunction, IBC purported to terminate the exclusive license agreement. Through our licensing agreement, we have the exclusive right to manufacture, sell and distribute products based on a formula developed by IBC. We believe IBC has disregarded key provisions in our exclusive licensing agreement.

On May 2, 2000, the U.S. District Court denied our request for a preliminary injunction. The Court's decision does not affect the merits of the case nor our claim for money damages against IBC, but defers them to a full trial, which we expect to be held later this year. Our claim for the full rights accorded to us under the exclusive license agreement, which is the center of our dispute with IBC, will not impact our current operations. The Court observed in its Order, and IBC acknowledged in its pleadings filed with the court, that our rights to sell the hand lotion in the United States and Canada arise from different and separate agreements with IBC, and such rights are not affected by this lawsuit.

If an unfavorable decision were to be rendered against us at the full trial, our business could be materially and adversely affected. While no assurance can be given on the ultimate outcome, we believe we will be successful should a full trial occur. The trial date has not yet been set.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) A report on Form 8-K was filed on April 18, 2000 to report the suit we filed against International Bioscience Corporation for breach and default on its exclusive license agreement with us.

     A report on Form 8-K was filed on May 10, 2000 to report that our lawsuit against International Bioscience Corporation (IBC) in U.S. District Court for the Southern District of Florida will continue despite the Court's denial of its request for a preliminary injunction that would have enjoined IBC from certain anticipatory breaches of its exclusive licensing agreement with Empyrean.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN BIOSCIENCE, INC.
     (Registrant)

5/12/00                                 /s/ Richard C. Adamany
-------                                 ----------------------------------------
(Date)                                  (Signature)

                                        Richard C. Adamany
                                        President, Chief Executive Officer
                                        And Chief Financial Officer