Form 10QSB
period 2000-06-30
EMPYREAN BIOSCIENCE INC
filed 2000-08-09
CIK 1074626

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

     For the quarterly period ended June 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 28, 2000, the Registrant had 36,325,741 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EMPYREAN BIOSCIENCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                       June 30,     December 31,
                                                         2000          1999
                                                       --------      --------
                                                      (unaudited)    (audited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .........................  $  1,015       $    286
  Accounts receivable ...............................        25              7
  Prepaid expenses and deposits .....................        50             49
  Inventory .........................................       207            284
  Other..............................................        --              3
                                                       --------       --------

       Total current assets .........................     1,297            629

EQUIPMENT AND IMPROVEMENTS ..........................        40             52
                                                       --------       --------

       Total assets .................................  $  1,337       $    681
                                                       ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities ..........  $  1,846       $  2,045
  Deferred revenue ..................................       100            100
  Short-term note payable ...........................        --            198
                                                       --------       --------

       Total current liabilities ....................     1,946          2,343

COMMITMENTS AND CONTINGENCIES .......................        --             --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, authorized 100,000,000 shares,
   without par value; issued and outstanding
   (2000: 36,325,741; 1999: 31,522,109) .............    24,011         21,494
  Accumulated deficit ...............................   (24,620)       (23,156)
                                                       --------       --------

       Total stockholders' equity (deficit) .........      (609)        (1,662)
                                                       --------       --------

       Total liabilities and stockholders'
        equity (deficit) ............................  $  1,337       $    681
                                                       ========       ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                   (UNAUDITED)


                                                          Three months ended              Six months ended
                                                     ----------------------------    ----------------------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
Net revenues .....................................   $        106    $        534    $        458    $        587
Cost of sales ....................................             61               5             252              22
                                                     ------------    ------------    ------------    ------------

    Gross profit .................................             45             529             206             565

Selling, general and administrative ..............            906           1,456           1,662           2,563
                                                     ------------    ------------    ------------    ------------


    Loss from operations .........................           (861)           (927)         (1,456)         (1,998)

Other, net .......................................             --               3             (25)             (1)
Interest expense .................................             --             (79)             (6)           (112)
Interest income ..................................             16               2              23               2
                                                     ------------    ------------    ------------    ------------

Other income (expense) ...........................             16             (74)             (8)           (111)
                                                     ------------    ------------    ------------    ------------

Net loss .........................................   $       (845)   $     (1,001)   $     (1,464)   $     (2,109)
                                                     ============    ============    ============    ============

Basic and diluted loss per share .................   $      (0.02)   $      (0.04)   $      (0.04)   $      (0.08)
                                                     ============    ============    ============    ============

Weighted average number of shares outstanding.....         36,305          27,679          34,849          26,838
                                                     ============    ============    ============    ============

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)
                                   (UNAUDITED)


                                                        Common Stock
                                                    ---------------------     Accumulated
                                                     Shares       Amount       Deficit        Total
                                                    --------     --------      --------      --------
Balances, January 1, 2000 .......................     31,522     $ 21,494      $(23,156)     $ (1,662)

Common stock issued for cash ....................      2,904        1,452            --         1,452
Stock options and warrants exercised for cash....        740          405            --           405
Common stock issued for royalties ...............        476          238            --           238
Common stock issued for debt and services........        683          345            --           345
Fair value of options and warrant grants.........         --           77            --            77
Net loss ........................................         --           --        (1,464)       (1,464)
                                                    --------     --------      --------      --------
Balances, June 30, 2000 .........................     36,325     $ 24,011      $(24,620)     $   (609)
                                                    ========     ========      ========      ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)


                                                             Six months ended
                                                           --------------------
                                                           June 30,     June 30,
                                                            2000         1999
                                                           -------      -------
Cash flows from operating activities:
  Net cash used by operating activities ..............     $(1,220)     $(1,325)

Cash flows from investing activities:
  Proceeds from sales of fixed assets ................           5           --
  Purchase of capital assets .........................         (13)          (9)
                                                           -------      -------

      Net cash used by investing activities ..........          (8)          (9)

Cash flows from financing activities:
  Issuance of common stock ...........................       1,857          661
  Proceeds of short-term notes payable ...............         250          800
  Payments of short-term note payable ................        (150)          --
                                                           -------      -------

      Net cash provided by financing activities ......       1,957        1,461
                                                           -------      -------

      Net increase in cash and cash equivalents ......         729          127

Cash and cash equivalents at beginning of period .....         286           63
                                                           -------      -------

Cash and cash equivalents at end of period ...........     $ 1,015      $   190
                                                           =======      =======

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The financial information included herein for the six months ended June 30, 2000 and 1999, and the financial information as of June 30, 2000, is unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements and the notes thereto should be read in conjunction with the annual audited financial statements as of December 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The accompanying condensed consolidated financial statements include Empyrean Bioscience, Inc. and its wholly-owned subsidiary, Empyrean Diagnostics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 3 - SHORT-TERM NOTES PAYABLE

     In February 2000, the Company entered into promissory note agreements in the aggregate amount of $250 with various officers and directors. The promissory notes were due and payable six months from the loan date and had a fixed interest rate of 10%, payable monthly. On February 23, 2000, promissory notes in the amount of $298, including $198 due and payable as of December 31, 1999, were converted into 596,000 shares of common stock. The remaining promissory note in the amount of $150 was paid in full in March 2000. The Company has no promissory notes due and payable as of June 30, 2000.

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

     On April 10, 2000, we filed suit in U.S. District Court for the Southern District of Florida against IBC alleging breach and default on its exclusive license agreement with us and seeking a declaration that the exclusive license agreement is in full force and effect as well as compensatory damages. Additionally, we asked the Court to issue an injunction which would, if granted, require IBC to maintain the status quo while the discovery process and litigation proceeds. Following our request for a preliminary injunction, IBC purported to terminate the exclusive license agreement. Through our license agreement, we have the exclusive right to manufacture, sell and distribute products based on a formula developed by IBC. We believe IBC has disregarded key provisions in our exclusive license agreement.

     On May 2, 2000, the U.S. District Court denied our request for a preliminary injunction. The Court's decision does not affect the merits of the case nor our claim for money damages against IBC, but defers them to a full trial, which we expect to be held later this year. Our claim for the full rights accorded to us under the exclusive license agreement, which is the center of our dispute with IBC, will not impact our current operations. The Court observed in its Order, and IBC acknowledged in its pleadings filed with the Court, that our rights to sell the hand sanitizer in the United States and Canada arise from different and separate agreements with IBC, and such rights are not affected by this lawsuit.

     If an unfavorable decision were to be rendered against us at the full trial, our business could be materially and adversely affected. The trial has been scheduled for June 2001.

NOTE 5 - NET REVENUES

     Net revenues are comprised of the following:

                                    Three months            Six months
                                   ended June 30,          ended June 30,
                                 -----------------      ------------------
                                 2000         1999       2000          1999
                                 ----         ----       ----          ----
     Distribution rights         $  --        $ 517      $  --        $ 517
     Product sales                 106           17        458           70
                                 -----        -----      -----        -----
          Net revenues             106          534        458          587
                                 =====        =====      =====        =====

NOTE 6 - STOCKHOLDERS' EQUITY

     The Company has granted options to employees, directors and others as well as warrants to debt holders and investors. For option grants to non-employees, the Company recognizes consulting or interest expense equal to the fair value of the grant. At June 30, 2000, 7,973,000 options and warrants were exerciseable at a weighted average price of $0.64 per share.

     A summary of the status of stock options and warrants as of June 30, 2000, and changes during the six months ended on that date is presented below.

                                                Options                    Warrants
                                          ---------------------      ---------------------
                                                        Weighted                   Weighted
                                                        Average                    Average
                                                        Exercise                   Exercise
                                            Number       Price         Number       Price
                                          ----------     ------      ----------     ------
        Outstanding at January 1, 2000     6,633,000     $  .70       2,405,000     $  .67
           Granted                           650,000        .55       1,538,000        .50
           Exercised                        (285,000)       .54        (455,000)       .55
           Expired                          (185,000)       .81              --         --
                                          ----------     ------      ----------     ------

        Outstanding at June 30, 2000       6,813,000     $  .69       3,488,000     $  .64
                                          ==========     ======      ==========     ======

     Stock options and warrants were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.

NOTE 7 - RESTRUCTURING CHARGE

     The Company recorded a restructuring charge of $345 in 1999 consisting of involuntary termination benefits of $263 and other related reorganization costs of $82. This charge resulted from a business reorganization approved by the Board of Directors in December 1999 that included a facility closure, relocation of the corporate headquarters into a more cost effective location, severance costs for two Arizona based personnel and the write down of abandoned fixed assets to estimated fair value less cost to sell. As of December 31, 1999, both employees had been terminated and severance payments and benefits are payable to December 31, 2000. As of June 30, 2000, $140 in reorganization costs have been paid and applied against the restructuring accrual. The remaining reorganization costs consist of severance payments and are expected to be paid prior to December 31, 2000.

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

     FORWARD LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS CONCERNING FUTURE EVENTS AND FINANCIAL PERFORMANCE AND SPEAK ONLY AS OF THE DATE THE STATEMENTS ARE MADE. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD LOOKING STATEMENTS. STATEMENTS IN THIS FORM 10-QSB,
INCLUDING  THE  NOTES  TO  THE  CONSOLIDATED   FINANCIAL   STATEMENTS  AND  THIS
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. SUCH FACTORS INCLUDE, AMONG OTHER FACTORS, THE ACCEPTABILITY OF EXISTING AND POTENTIAL PRODUCTS IN THE MARKETPLACE, THE ABILITY TO OBTAIN SUFFICIENT CAPITAL TO FUND OPERATIONS AND THE OUTCOME OF POTENTIAL LITIGATION.

     The following discussion and analysis provides information regarding our financial condition and results of operations for the periods shown. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this document.

INTRODUCTION

     In 1998, we discontinued the distribution and marketing of our diagnostic test kits. This shift in focus coincided with our acquisition of certain rights to use a microbicide formulation from IBC, which is utilized in our hand sanitizer and proposed products. The decision to discontinue marketing of our prior line of diagnostic products and the limited revenues and substantial start-up costs associated with introducing our new line of preventative products have significantly affected our current financial condition and operations.

     We have had limited revenues and have sustained substantial losses from operations in recent years and have an accumulated deficit.

     We incurred net losses in 1998 and 1999 and expect to incur net losses at least through 2000. We expect operations to generate negative cash flow at least through 2000 and we currently have no credit line available to us. These factors raise doubts about our ability to continue as a going concern and our audit report in our annual report on Form 10-KSB filed with the SEC on March 30, 2000 contained an explanatory paragraph with respect to this matter.

     We expect to generate substantially all of our revenues in the future from increased sales of our current line of preventative products. Prior to the initiation of our suit against IBC on April 10, 2000 for breach and default on its exclusive licensing agreement with us, we relied on IBC to develop additional preventative products for our Company. We now intend to develop additional preventative products on our own that we can market utilizing the formulation used in our hand sanitizer. See Note 4. Legal Proceedings in our notes to our June 30, 2000 condensed consolidated financial statements.

     In addition to cost of goods sold, which we expect to vary somewhat proportionately with sales over time, significant cost and expense items include salaries and benefits, consulting fees, royalties, distribution rights, office and administration, advertising, and legal and accounting, all of which, in total, significantly exceeded our total revenues for 1999 and the first half of 2000. Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Our total revenues in the three months ended June 30, 2000 were $106,000 compared with $534,000 in the three months ended June 30, 1999. Product sales increased in the three months ending June 30, 2000 to $106,000 from $17,000 in the three months ending June 30, 1999 due primarily to reorder shipments to Wal-Mart Stores, Inc., which represented approximately 68% of total revenues for the three months ended June 30, 2000. However, total revenues decreased due to receiving Southeast Asia distribution right payments in the amount of $517,000 in the second quarter of 1999 compared to $0 in the second quarter of 2000.

     Our gross margin from product sales decreased to 42.5% in the quarter ended June 30, 2000 from 70.6% in the quarter ended June 30, 1999 primarily due to lower selling prices of the hand sanitizer in a higher volume retail environment during the quarter ended June 30, 2000.

     Selling, general and administrative expenses decreased to $906,000 in the three months ended June 30, 2000 from $1,456,000 in the three months ended June 30, 1999 primarily due to the following:

* Consulting expenses decreased to $77,000 in the three months ended June 30, 2000 from $725,000 in the three months ended June 30, 1999 due to less expense recorded for stock option grants to consultants and less reliance on paid consultants in the three months ended June 30, 2000. Included in consulting services for the three months ended June 30, 1999 is $330,000 incurred in connection with our Southeast Asia distribution agreement.

* Fees relating to third party distribution of our hand sanitizer decreased to $15,000 in the three months ended June 30, 2000 compared with $111,000 in the three months ended June 30, 1999. We reduced distribution costs by changing to an Ohio-based third party distributor in March 2000, which also provides infrastructure services including distribution, order entry, warehousing, customer service and billing services.

* Expenses for royalties increased to $199,000 in the three months ended June 30, 2000 from $124,000 in the three months ended June 30, 1999 primarily due to a guaranteed minimum royalty accrual of $184,000 in the three months ended June 30, 2000 compared with $123,000 in 1999 and an increase from sub-license royalty expenses associated with increased sales of our hand sanitizer in the three months ended June 30, 2000 versus the three months ended June 30, 1999. Our agreement with IBC, under which we acquired the rights to market and distribute our current line of preventative products, provides for future minimum guaranteed payments that increase significantly in each year of the contract. See Note 9. Commitments and Contingencies in our Annual Consolidated Financial Statements contained in our annual report on Form 10-KSB filed with the SEC on March 30, 2000. As a result, we expect our expenses for royalties to increase significantly on an annual basis. Unless we are successful in generating substantial additional sales of our preventative products, we are also likely to continue to generate substantial losses from operations. Our agreement with IBC is subject to significant litigation risk. See Note 4. Legal Proceedings in our notes to our June 30, 2000 condensed consolidated financial statements included elsewhere in this document.

* Advertising and promotional expenses increased to $175,000 in the three months ended June 30, 2000 from $94,000 in the three months ended June 30, 1999 due to the development of promotional enhancements including a new, unique-to-the-category packaging specifically designed to re-energize the hand sanitizer category for health and beauty retailers and a new multi-purpose, ready-for-retail merchandiser for Preventx(R) Hand Sanitizer & First-Aid Antiseptic. Additionally, we have initiated radio and print advertisements in the quarter ended June 30, 2000.

     Interest expense decreased to $0 in the three months ended June 30, 2000 from $79,000 in the three months ended June 30, 1999, which represented amortization of the fair value of warrants issued to promissory note holders and interest on loans in 1999.

     We incurred a net loss in the three months ended June 30, 2000 of $845,000 compared to a net loss of $1,001,000 in the three months ended June 30, 1999. The losses in the second quarters of 2000 and 1999 were due primarily to limited revenues that were substantially exceeded by our costs of operation. Our net loss per share for the three months ended June 30, 2000 was $0.02 compared to a net loss per share of $0.04 in the three months ended June 30, 1999. The loss per share decreased primarily as a result of the decrease in selling, general and administrative expenses and an increase in the weighted average number of shares outstanding to 36,305,000 in the three months ended June 30, 2000 from 27,679,000 in the three months ended June 30, 1999.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Our total revenues in the six months ended June 30, 2000 were $458,000 compared with $587,000 in the six months ended June 30, 1999. Product sales increased in the six months ending June 30, 2000 to $458,000 from $70,000 in the six months ending June 30, 1999 due to initial and reorder shipments to Wal-Mart Stores, Inc. in 2000, which represented approximately 92% of total revenues for the six months then ended. However, total revenues decreased due to receiving Southeast Asia distribution right payments in the amount of $517,000 in the first half of 1999 as compared to $0 in the first half of 2000.

     Our gross margin from product sales decreased to 45.0% in the six months ended June 30, 2000 from 68.6% in the six months ended June 30, 1999 primarily due to lower selling prices of the hand sanitizer in a higher volume retail environment during the six months ended June 30, 2000.

     We incurred a net loss in the six months ended June 30, 2000 of $1,464,000 compared to a net loss of $2,109,000 in the six months ended June 30, 1999. The losses in the first half of 2000 and 1999 were due primarily to limited revenues that were substantially exceeded by our costs of operation. Our net loss per share for the six months ended June 30, 2000 was $0.04 compared to a net loss per share of $0.08 in the six months ended June 30, 1999. The loss per share decreased primarily as a result of the decrease in selling, general and administrative expenses and an increase in the weighted average number of shares outstanding to 35,598,000 in the six months ended June 30, 2000 from 26,838,000 in the six months ended June 30, 1999.

     Selling, general and administrative expenses decreased to $1,662,000 in the six months ended June 30, 2000 from $2,563,000 in the six months ended June 30, 1999 primarily due to the following:

* Consulting expenses decreased to $138,000 in the six months ended June 30, 2000 from $969,000 in the six months ended June 30, 1999 primarily due to less expense recorded for stock option grants to consultants and less reliance on paid consultants in the six months ended June 30, 2000. Additionally, we incurred, in connection with our Southeast Asia distribution agreement, consulting services in the amount of $330,000 in the six months ended June 30, 1999 as compared to $0 in the six months ended June 30, 2000.

* Fees relating to third party distribution of our hand sanitizer decreased to $69,000 in the six months ended June 30, 2000 compared with $270,000 in the six months ended June 30, 1999. We reduced distribution costs by changing to an Ohio-based third party distributor in March 2000, which also provides infrastructure services including distribution, order entry, warehousing, customer service and billing services.

* Expenses for royalties increased to $408,000 in the six months ended June 30, 2000 from $248,000 in the six months ended June 30, 1999 primarily due to a guaranteed minimum royalty accrual of $367,000 in the six months ended June 30, 2000 compared with $245,000 in 1999 and an increase from sub-license royalty expenses associated with increased sales of our hand sanitizer in the six months ended June 30, 2000 versus the six months ended June 30, 1999. Our agreement with IBC, under which we acquired the rights to market and distribute our current line of preventative products, provides for future minimum guaranteed payments that increase significantly in each year of the contract. See Note 9 to our Annual Consolidated Financial Statements contained in our annual report on Form 10-KSB filed with the SEC on March 30, 2000. As a result, we expect our expenses for royalties to increase significantly on an annual basis. Unless we are successful in generating substantial additional sales of our preventative products, we are also likely to continue to generate substantial losses from operations. Our agreement with IBC is subject to significant litigation risk. See Note 4. Legal Proceedings in our notes to our June 30, 2000 condensed consolidated financial statements included elsewhere in this document.

* Expenses for distribution rights decreased to $0 in the six months ended June 30, 2000 from $70,000 in the six months ended June 30, 1999 because a 1999 payment for the Canadian distribution rights to the IBC formulation was not required in 2000.

     Interest expense decreased to $6,000 in the six months ended June 30, 2000 from $112,000 in the six months ended June 30, 1999 due to greater amortization of the fair value of warrants issued to promissory note holders and interest on loans in 1999.

LIQUIDITY AND FINANCIAL POSITION

     To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock, convertible debentures, and the exercise of warrants and options. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing to fund our operations. At June 30, 2000, cash and cash equivalents totaled $1,015,000, an increase of $825,000 from June 30, 1999. Current liabilities at June 30, 2000, consisting primarily of accounts payable and accrued liabilities, exceeded current assets by $649,000.

     During the six months ended June 30, 2000, net cash used in operating activities was $1,220,000 primarily due to a net loss from continuing operations of $1,459,000.

     In the six months ended June 30, 2000, net cash flow from financing activities was $1,957,000 resulting from the sale of common stock and the exercise of options and warrants in the amount of $1,857,000 and from the issuance of short-term promissory notes totaling $250,000, with offsetting payments of the notes in the amount of $150,000.

     On February 23, 2000, we completed a private placement of 6,151,050 shares of common stock that generated gross proceeds of $3,076,000, of which $1,452,000 was received in the six months ended June 30, 2000. These funds were used for the payment of royalties, outstanding short-term promissory notes and for working capital. As of June 30, 2000, we have paid all of our debt with cash or by converting promissory notes into the Company's common stock and have reduced past due accounts payable.

     Our future minimum royalty requirements will significantly affect liquidity. For example, the minimum guaranteed royalty of $735,000 for fiscal year 2000 is due to IBC by January 2001. Additionally, we are required to pay royalties to various licensors including IBC, depending on the product and country of sale, of up to 14% of net sales.

     As of June 30, 2000, we have no debt service or capital expenditure obligations.

     We anticipate a substantial increase in cash outlays associated with increased marketing and sales of our Preventx(R) preventative product line. Further, we will incur additional expenditures associated with the development of additional preventative products that we can market utilizing the formulation used in our hand sanitizer. These cash outlays could include, but are not limited to, product testing, product registration costs, advertising, inventory purchases and a sales and marketing campaign. To maintain our current expenses of approximately $3 million to $4 million per year and meet the costs associated with our increased marketing, sales and development efforts, we will need to raise additional capital during fiscal year 2000 or secure a line of credit. Also, unless the FDA issues final regulations that are different than its current proposed regulations with respect to our hand sanitizer, we may experience an adverse affect on liquidity. In those cases, our financial condition and results of operations will deteriorate and our business may ultimately fail.

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

     During 2000, in excess of $400,000 has been raised from the exercise of outstanding stock options and warrants. However, this will not negate the need to raise additional funds through issuance of debt and equity instruments or with credit lines.

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

     On April 10, 2000, we filed suit in U.S. District Court for the Southern District of Florida against IBC alleging breach and default on its exclusive license agreement with us and seeking a declaration that the exclusive license agreement is in full force and effect as well as compensatory damages. Additionally, we asked the Court to issue an injunction which would, if granted, require IBC to maintain the status quo while the discovery process and litigation proceeds. Following our request for a preliminary injunction, IBC purported to terminate the exclusive license agreement. Through our license agreement, we have the exclusive right to manufacture, sell and distribute products based on a formula developed by IBC. We believe IBC has disregarded key provisions in our exclusive license agreement.

     On May 2, 2000, the U.S. District Court denied our request for a preliminary injunction. The Court's decision does not affect the merits of the case nor our claim for money damages against IBC, but defers them to a full trial. Our claim for the full rights accorded to us under the exclusive license agreement, which is the center of our dispute with IBC, will not impact our current operations. The Court observed in its Order, and IBC acknowledged in its pleadings filed with the Court, that our rights to sell the hand sanitizer in the United States and Canada arise from different and separate agreements with IBC, and such rights are not affected by this lawsuit.

     If an unfavorable decision were to be rendered against us at the full trial, our business could be materially and adversely affected. While no assurance can be given on the ultimate outcome, we believe we will be successful should a full trial occur. The trial has been scheduled for June 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule

     (b) A report on Form 8-K was filed on April 18, 2000 to report the suit we filed against IBC for breach and default on its exclusive license agreement with us.

          A report on Form 8-K was filed on May 10, 2000 to report that our lawsuit against IBC in U.S. District Court for the Southern District of Florida will continue despite the Court's denial of our request for a preliminary injunction that would have enjoined IBC from certain anticipatory breaches of its exclusive license agreement with us.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMPYREAN BIOSCIENCE, INC.
                                        (Registrant)


8/9/00                                  /s/ Richard C. Adamany
------                                  ----------------------------------------
(Date)                                  (Signature)
                                        Richard C. Adamany
                                        President, Chief Executive Officer
                                        and Chief Financial Officer