Form 10QSB
period 2000-09-30
EMPYREAN BIOSCIENCE INC
filed 2000-11-14
CIK 1074626

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2000, the Registrant had 41,796,222 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EMPYREAN BIOSCIENCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                     September 30,  December 31,
                                                         2000          1999
                                                       --------      --------
                                                      (unaudited)    (audited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................    $    233      $    286
  Accounts receivable .............................          30             7
  Prepaid expenses and deposits ...................          15            49
  Inventory .......................................         231           284
  Other ...........................................          --             3
                                                       --------      --------
    Total current assets ..........................         509           629

  Equipment and improvements ......................          41            52
                                                       --------      --------

    Total assets ..................................    $    550      $    681
                                                       ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities ........    $  2,057      $  2,045
  Deferred revenue ................................         100           100
  Short-term notes payable ........................          --           198
                                                       --------      --------

    Total current liabilities .....................       2,157         2,343

COMMITMENTS AND CONTINGENCIES .....................          --            --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, authorized 100,000,000 shares,
    without par value; issued and outstanding
    (2000: 41,346,222; 1999: 31,522,109) ..........      28,966        21,494
  Accumulated deficit .............................     (30,573)      (23,156)
                                                       --------      --------

    Total stockholders' equity (deficit) ..........      (1,607)       (1,662)
                                                       --------      --------

    Total liabilities and stockholders'
      equity (deficit) ............................    $    550      $    681
                                                       ========      ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         Three months ended        Nine months ended
                                                        ---------------------     ---------------------
                                                        Sept. 30,   Sept. 30,     Sept. 30,   Sept. 30,
                                                          2000        1999          2000        1999
                                                        --------    --------      --------    --------
Net revenues ....................................       $     49    $     63      $    496    $    650
Cost of sales ...................................             27          11           267          34
                                                        --------    --------      --------    --------

      Gross profit ..............................             22          52           229         616


Selling, general and administrative .............            978         906         2,159       2,891
Royalties .......................................           (345)        124            64         372
Litigation settlement expense ...................          5,360          --         5,434          --
                                                        --------    --------      --------    --------

      Operating expenses ........................          5,993       1,030         7,657       3,263

      Loss from operations ......................         (5,971)       (978)       (7,428)     (2,647)

Other, net ......................................             10          (1)          (14)         (2)
Interest expense ................................             (1)        (45)           (6)       (156)
Interest income .................................              8           1            31           3
                                                        --------    --------      --------    --------

      Other income (expense) ....................             17         (45)           11        (155)
                                                        --------    --------      --------    --------

Net loss ........................................       $ (5,954)   $ (1,023)     $ (7,417)   $ (2,802)
                                                        ========    ========      ========    ========

Basic and diluted loss per share ................       $  (0.15)   $  (0.04)     $  (0.20)   $  (0.10)
                                                        ========    ========      ========    ========

Weighted average number of shares outstanding....         39,207      28,456        36,305      27,519
                                                        ========    ========      ========    ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  Common Stock
                                                              ---------------------    Accumulated
                                                               Shares       Amount       Deficit         Total
                                                               ------       ------       -------         -----
Balances, January 1, 2000 .................................     31,522     $ 21,494      $(23,156)     $ (1,662)

Common stock issued for cash ..............................      2,904        1,452            --         1,452
Stock options and warrants exercised for cash .............        740          405            --           405
Common stock issued for royalties .........................        476          238            --           238
Common stock issued for debt and services .................        704          360            --           360
Common stock issued for litigation settlement .............      5,000        3,300            --         3,300
Fair value of options granted for litigation settlement....         --        1,595            --         1,595
Fair value of other option and warrant grants .............         --          122            --           122
Net loss ..................................................         --           --        (7,417)       (7,417)
                                                              --------     --------      --------      --------

Balances, September 30, 2000 ..............................     41,346     $ 28,966      $(30,573)     $ (1,607)
                                                              ========     ========      ========      ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Nine months ended
                                                           -------------------------------
                                                           September 30,     September 30,
                                                               2000              1999
                                                              -------           -------
Cash flows from operating activities:
     Net cash used by operating activities .............      $(1,998)          $(1,719)

Cash flows from investing activities:
  Proceeds from sales of fixed assets ..................            5                --
Purchase of capital assets .............................          (17)               (9)
                                                              -------           -------

     Net cash used by investing activities .............          (12)               (9)

Cash flows from financing activities:
  Issuance of common stock .............................        1,857             1,008
  Proceeds of short-term notes payable .................          250               800
  Payments of short-term note payable ..................         (150)               --
                                                              -------           -------

     Net cash provided by financing activities..........        1,957             1,808
                                                              -------           -------

     Net increase (decrease) in cash
       and cash equivalents ............................          (53)               79

Cash and cash equivalents at beginning of period........          286                63
                                                              -------           -------

Cash and cash equivalents at end of period .............      $   233           $   142
                                                              =======           =======

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The financial information included herein for the quarters and nine month periods ended September 30, 2000 and 1999, and the financial information as of September 30, 2000, is unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements and the notes thereto should be read in conjunction with the annual audited financial statements as of December 31, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The accompanying condensed consolidated financial statements include Empyrean Bioscience, Inc. and its wholly-owned subsidiary, Empyrean Diagnostics, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - GOING CONCERN

     We incurred net losses in 1998 and 1999 and expect to incur net losses in 2000 and at least through 2001. We expect operations to generate negative cash flow in 2000 and through at least 2001. We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. In November 2000, we secured a one-year, $1,000 revolving line of credit from a bank, secured by the signature guarantees of several officers and directors and their wives, which in turn are guaranteed by the assets of the Company. We believe this line of credit will be sufficient to meet our cash flow requirements until early 2001, at which time we plan to raise additional equity financing and repay outstanding borrowings under the line of credit. We may also pursue a working capital line of credit to be secured by our accounts receivable and inventory. We plan to raise funds through the issuance of either debt or equity instruments. However, a working capital line of credit and/or equity or debt financing may not be available on favorable terms or at all. These factors raise doubts about our ability to continue as a going concern and our audit report contained in our 1999 annual report on Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2000 contains an explanatory paragraph with respect to this matter.

NOTE 3 - SHORT-TERM NOTES PAYABLE

     In February 2000, the Company entered into promissory note agreements in the aggregate amount of $250 with various officers and directors. The promissory notes were due and payable nine months from the loan date and had a fixed interest rate of 10%, payable monthly. On February 23, 2000, promissory notes in the amount of $298, including $198 due and payable as of December 31, 1999, were converted into 596,000 shares of common stock. The remaining promissory note in the amount of $150 was paid in full in March 2000. The Company has no promissory notes due and payable as of September 30, 2000.

NOTE 4 - LEGAL PROCEEDINGS

     We are the plaintiff in an action that was filed in the United States District Court, Southern District of Florida Case No.00-8300. In this action in federal court, the Company brought suit against International Bioscience Corporation (IBC), David Thornburgh, M.D., and Sara Gomez for fraud in the inducement, tortious interference with a business relationship and breach of contract in connection with the Company's original license from IBC of certain technology. In August 2000, we announced that all legal disputes between IBC and our company have been resolved. We entered into a settlement agreement with IBC on August 9, 2000. This case against IBC has been settled by the filing of a Stipulation of Dismissal with the United States District Court on August 17, 2000 (see Note 8).

     Optima Holding Co. Ltd. intervened in our lawsuit against IBC, claiming that it has an exclusive prior right to use the same technology by virtue of a joint venture agreement entered into between IBC and Optima. Optima has asserted claims against us for injunctive relief, conversion and tortious interference with a business relationship. On August 18, 2000, Optima, together with Mercury Technology Corp. (Delaware) and Mercury Technology Corp. (Bahamas) (collectively "Mercury") amended its original intervention complaint to add two counts of patent infringement against both us and IBC, alleging that we willfully infringed U.S. Patent Nos. 3,594,468 and 4,321,277. Empyrean and IBC have each filed motions in the federal action seeking the dismissal of Mercury's patent infringement claims. Mercury has since dropped its claim of infringement of U.S. Patent No. 3,594,468. As noted above, although we have settled our claims against IBC and have filed a dismissal of the federal action, this may not dismiss the intervention by Optima and Mercury.

     We are also a defendant in an action that was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This state court action alleges that we tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. In a separate action that has now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury. Optima and Mercury also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. The state court action was informally abated while the parties pursued their remedies in the federal action. If the federal action is dismissed, it is likely that the state court action will resume. If we are not successful in the state court action, or in the federal action, we could lose the right to market, sell or manufacture our hand sanitizer product and other products currently under development. Should any court judgment be entered precluding our rights to the products, IBC has agreed as part of our overall litigation settlement to secure its obligations to us by granting us the highest priority perfected security interest IBC is permitted to assign in IBC's rights in commercializing the products in the United States.

NOTE 5 - NET REVENUES

     Net revenues are comprised of the following:

                                      Three months ended     Nine months ended
                                     --------------------   --------------------
                                     Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                       2000       1999        2000       1999
                                       -----      -----       -----      -----
     Product sales .................   $  49      $  30       $ 496      $ 100

     Distribution rights ...........      --         33          --        550
                                       -----      -----       -----      -----

          Net revenues .............      49         63         496        650
                                       =====      =====       =====      =====

NOTE 6 - STOCKHOLDERS' EQUITY

     On February 23, 2000, the Company completed a private placement of 6,151,050 shares of common stock that generated gross proceeds of $3,076. Of this amount, cash proceeds of $750 and $1,452 were received in the fourth quarter of 1999 and the first quarter of 2000, respectively, and $874 resulted from the conversion of promissory notes and royalties payable to common stock. As of September 30, 2000, we have paid all of our debt with cash or by converting promissory notes into the Company's common stock.

     The Company has granted options to employees, directors and others. The Company has also granted warrants to debt holders and investors. For options granted to non-employees, the Company recognizes consulting, interest, or litigation settlement expense equal to the fair value of the options. At September 30, 2000, 10,411,710 options and warrants were exercisable at a weighted average price of $0.69 per share.

     A summary of the status of stock options and warrants as of September 30, 2000, and changes during the nine months ended on that date is presented below.

                                                       Options                     Warrants
                                               ----------------------       ----------------------
                                                             Weighted                     Weighted
                                                             Average                      Average
                                                             Exercise                     Exercise
                                                 Number        Price         Number        Price
                                               ----------    --------       ----------    --------
     Outstanding at January 1, 2000 .......     6,633,000      $ .70        2,405,000      $ .67
       Granted ............................     3,263,000        .76        1,538,000        .50
       Exercised ..........................      (285,000)       .54         (455,000)       .55
       Expired ............................      (188,000)       .80               --         --
                                               ----------      -----       ----------      -----
     Outstanding at September 30, 2000 ....     9,423,000      $ .69        3,488,000      $ .68
                                               ==========      =====       ==========      =====

     Stock options and warrants were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.

NOTE 7 - RESTRUCTURING CHARGE

     The Company recorded a restructuring charge of $345 in 1999 consisting of involuntary termination benefits of $263 and other related reorganization costs of $82. This charge resulted from a business reorganization approved by the Board of Directors in December 1999 that included a facility closure, relocation of the corporate headquarters into a more cost effective location, severance costs for two Arizona based personnel and the write down of abandoned fixed assets to estimated fair value less cost to sell. As of December 31, 1999, both employees had been terminated and severance payments and benefits are payable to December 31, 2000. As of September 30, 2000, $209 in reorganization costs have been paid and applied against the restructuring accrual. The remaining reorganization costs consist of severance payments and are expected to be paid prior to December 31, 2000.

NOTE 8 - LITIGATION SETTLEMENT EXPENSE

     In April 2000, the Company filed suit in the U.S. District Court for the Southern District of Florida against IBC alleging breach and default on its exclusive license agreement with us. The Company announced the resolution of all legal disputes with IBC in August 2000. Under the terms of the settlement, Empyrean retains the rights to licensed products in the United States, IBC retains the rights to licensed products in Brazil, and a 50/50 joint venture company formed by Empyrean and IBC obtains rights to licensed products in the rest of the world. We intend to account for the joint venture under the equity method of accounting. Empyrean is obligated to use IBC's GEDA(R) trademark on all its products. IBC has the right to use Empyrean's Preventx(R) trademark on its products. In addition, the settlement includes a new product license agreement between Empyrean and IBC that increases the royalty rate from 2% of net sales to 5% of net sales in the United States beginning August 9, 2000 but eliminates the minimum royalties called for under the prior license agreement beginning January 1, 2000. Empyrean will also receive a 5% royalty on IBC's net sales in Brazil. Additionally, IBC has agreed to raise up to $10,000, if necessary, for future clinical trials for a microbicidal contraceptive gel and Empyrean has agreed to expend up to $10,000, if necessary, in the future to market the licensed products.

     In conjunction with this settlement, the Company issued 5,000,000 shares of common stock and granted 2,226,000 options to purchase common stock to IBC at an exercise price of $0.83 per share. The market value of the common stock issued was $3,300 and the fair value of the options on the date of grant equaled $1,417. In addition, the Company incurred $539 of legal and other expenses related to the suit and its settlement and awarded stock options with a fair value of $178 to a director for his role in negotiating the settlement. These amounts, totaling $5,434, were expensed as litigation settlement expense. In addition, an accrual for minimum royalties to IBC of $358 that was established in the first and second quarters of 2000 was reversed in the third quarter as a result of the elimination of minimum royalties retroactive to January 1, 2000.

NOTE 9 - CASH FLOW STATEMENT

     During  2000,   the  Company  has  entered  into  the  following   non-cash
     transactions:

     * The Company issued 5,000,000 shares of common stock, valued at $3,300, and granted 2,226,000 options to purchase common stock, valued at $1,417, to IBC in conjunction with the resolution of all legal claims between the two companies and the establishment of a new 50/50 joint venture by the two companies. The Company also granted 250,000 options to purchase common stock, valued at $178, to a director for his role in negotiating the settlement with IBC.
     * The Company issued 1,072,050 shares of common stock, valued at $536, to various parties for the conversion of promissory notes and royalties payable by the Company to common stock.
     * The Company issued 108,063 shares of common stock, valued at $62, and granted 257,500 options to purchase common stock, valued at $122, to various consultants and other parties in compensation for services and loans provided to the Company.

NOTE 10 - SUBSEQUENT EVENT

     In November 2000, the Company secured a one-year, $1,000 revolving line of credit from a bank with an interest rate equal to the bank's prime rate plus 1/2%. The line of credit is secured by the signature guarantees of several officers and directors and their wives, which in turn are secured by the assets of the Company. In return for their guarantees, the Company granted these officers and directors, collectively, 450,000 shares of the Company's common stock. As of November 13, 2000, no borrowings under the line of credit were outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

     THIS FORM 10-QSB, INCLUDING THE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAINS FORWARD LOOKING STATEMENTS. WE MAY MAKE ADDITIONAL WRITTEN AND ORAL FORWARD LOOKING STATEMENTS FROM TIME TO TIME IN FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES, OR OTHERWISE. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTENDS," "FORECAST," "PROJECT," "PLAN," "HOPE," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD LOOKING STATEMENTS. THESE STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, THE ANTICIPATED OUTCOME OF CONTINGENT EVENTS, INCLUDING LITIGATION, REGULATORY PROCEEDINGS OR RULEMAKING, PROJECTIONS OF REVENUES, INCOME, LOSS, OR CAPITAL EXPENDITURES, PLANS FOR FUTURE OPERATIONS, GROWTH AND ACQUISITIONS, FINANCING NEEDS OR PLANS AND THE AVAILABILITY OF FINANCING, AND PLANS RELATING TO PRODUCTS OR PRODUCT DEVELOPMENT AS WELL AS ASSUMPTIONS RELATING TO THE ABOVE SUBJECTS.

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

INTRODUCTION

     In 1998, we acquired certain rights to use a microbicide formulation from International Bioscience Corporation. We market, sell and distribute innovative personal care products based on this formulation that are intended to prevent the spread of infectious disease. In the future, we may also market, sell and distribute products based upon other third party or purchased formulations. To date, we have introduced one product, which is marketed as both the Preventx(R) hand sanitizer and first-aid antiseptic and the Coleman(R) hand sanitizer and first-aid antiseptic with the Advanced Preventx(R) Formula, and is sold in both lotion and towelette forms. Sales of the towelettes began in the fourth quarter of 2000. In accordance with the settlement of our suit with IBC, new product development is vested in the joint venture formed with IBC. Our marketing personnel and IBC's scientific personnel share new product development responsibilities. Additional preventative products will be developed that we can market utilizing the formulation used in our hand sanitizer including a disinfectant surface spray, baby wipes, and a microbicidal contraceptive gel. Our disinfectant surface spray that is based on the IBC formulation must obtain regulatory approval from the EPA, which we estimate will take at least 12 months. IBC plans to apply for an Investigative New Drug (IND) number from the FDA for the baby wipes subsequent to the receipt of an IND number for the microbicidal contraceptive gel. An IND number will enable IBC to commence testing that will be recognized by the FDA. We estimate that the testing and approval process for the baby wipes will take at least six months from the receipt of the IND number. The application process to obtain an IND number for the microbicidal contraceptive gel is underway. The gel must undergo clinical trials and obtain regulatory approval prior to marketing. The gel will be tested to determine its effectiveness in preventing HIV as well as other sexually transmitted diseases, all of which have different rates of transmission as well as gestation periods for infection within the human body. As a result, we anticipate the clinical trials for certain sexually transmitted diseases will require a minimum of six months while other sexually transmitted diseases such as HIV will require at least 18 months from the receipt of the IND number. We hope to have the clinical trials begin in the fourth quarter of 2000.

     The limited revenues and substantial start-up costs associated with introducing our new line of preventative products have significantly affected our current financial condition and operations. We have had limited revenues and have sustained substantial losses from operations in recent years and have an accumulated deficit.

     We incurred net losses in 1998 and 1999 and expect to incur net losses in 2000 and at least through 2001. We expect operations to generate negative cash flow in 2000 and at least through 2001 and we do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. These factors raise doubts about our ability to continue as a going concern and our audit report in our annual report on Form 10-KSB filed with the SEC on March 30, 2000 contained an explanatory paragraph with respect to this matter.

     We expect to generate substantially all of our revenues in the future from increased sales of our current line of Preventx(R) preventative products as well as additional preventative products that we can market utilizing the formulation used in our hand sanitizer and other third-party formulations.

     In addition to cost of goods sold, which we expect to vary somewhat proportionately with sales over time, significant cost and expense items include salaries and benefits, consulting fees, royalties, distribution rights, office and administration, advertising, and legal and accounting, all of which, in total, significantly exceeded our total revenues for 1999 and the first nine months of 2000. Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Our total revenues in the three months ended September 30, 2000 were $49 compared with $63 in the three months ended September 30, 1999. Product sales increased in the three months ending September 30, 2000 to $49 from $30 in the three months ending September 30, 1999 due primarily to shipments to Wal-Mart Stores, Inc., which represented approximately 43% of total revenues for the three months ended September 30, 2000. However, total revenues decreased due to receiving a Southeast Asia distribution rights payment in the amount of $33 in the third quarter of 1999 compared to $0 in the third quarter of 2000.

     Our gross margin from product sales decreased to 45% in the quarter ended September 30, 2000 from 62% in the quarter ended September 30, 1999. Sales during the quarter ended September 30, 2000 were primarily made to retail customers, which generally yield higher volumes but lower selling prices than the institutional channel into which we sold in the third quarter of 1999. Additionally, product costs are higher in the retail channel due to the cost of labeling and packaging to effectively reach the end consumer.

     Operating expenses increased to $5,993 in the three months ended September 30, 2000 from $1,030 in the three months ended September 30, 1999 primarily due to the following:

* Litigation settlement expenses of $5,360 related to the lawsuit and subsequent settlement agreement with IBC were incurred in the quarter ended September 30, 2000 compared to $0 in the quarter ended September 30, 1999.

* An accrual for minimum royalties to IBC of $358 that was established in the first and second quarters of 2000 was reversed in the third quarter as a result of the settlement of our lawsuit with IBC and the elimination of minimum royalties retroactive to January 1, 2000. As a result, expenses for royalties were negative $(345) in the three months ended September 30, 2000 compared to $124 in the three months ended September 30, 1999. The quarter ended September 30, 1999 included a minimum IBC royalty accrual of $122. Partially offsetting this benefit is an increase in the IBC royalty rate from 2% of net sales to 5% of net sales beginning August 9, 2000, sub-license royalty expenses associated with increased sales of our hand sanitizer in the three months ended September 30, 2000 versus the three months ended September 30, 1999, and royalties related to licensing agreements with Coleman Corporation and Sunbeam Corporation that were not in place in the quarter ended September 30, 1999.

* Sales promotion and advertising expenses increased to $252 in the quarter ended September 30, 2000 from $189 in the quarter ended September 30, 1999 as a result of increased new product development costs, redesigned point-of-purchase product displays, radio and print advertisements, and the development of a web site for on-line consumer sales.

* Fees for legal services increased to $258 in the quarter ended September 30, 2000 from $121 in the quarter ended September 30, 1999. The increase was due primarily to expenses related to the filing of an amended registration statement with the U.S. Securities and Exchange Commission and the receipt of year-to-date legal billings from a principal law firm that exceeded our previous estimates.

* Fees relating to third party distribution of our hand sanitizer decreased to $8 in the three months ended September 30, 2000 compared with $105 in the three months ended September 30, 1999. We reduced distribution costs by changing to an Ohio-based third party distributor in March 2000, which also provides infrastructure services including distribution, order entry, warehousing, customer service and billing services.

     Interest expense decreased to $1 in the three months ended September 30, 2000 from $45 in the three months ended September 30, 1999. Interest expense in the quarter ended September 30, 2000 represented interest on financed insurance premiums while interest expense in the quarter ended September 30, 1999 represented amortization of the fair value of warrants issued to promissory note holders and interest on loans.

     We incurred a net loss in the three months ended September 30, 2000 of $5,954 compared to a net loss of $1,023 in the three months ended September 30, 1999. The losses in the third quarters of 2000 and 1999 were due primarily to limited revenues that were substantially exceeded by our costs of operations, and in 2000, the expense related to the lawsuit and settlement with IBC. Our net loss per share for the three months ended September 30, 2000 was $0.15 compared to a net loss per share of $0.04 in the three months ended September 30, 1999. The loss per share increased primarily as a result of the factors affecting net loss as discussed above, partially offset by an increase in the weighted average number of shares outstanding to 39,207,143 in the three months ended September 30, 2000 from 28,455,659 in the three months ended September 30, 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Our total revenues in the nine months ended September 30, 2000 were $496 compared with $650 in the nine months ended September 30, 1999. Product sales increased in the nine months ending September 30, 2000 to $496 from $100 in the nine months ending September 30, 1999 due primarily to shipments to Wal-Mart Stores, Inc. in 2000, which represented approximately 64% of total revenues for the nine months then ended. However, total revenues decreased due to receiving Southeast Asia distribution right payments in the amount of $550 in the first nine months of 1999 as compared to $0 in the first nine months of 2000.

     Product sales were lower in the third quarter of 2000 compared with the first and second quarters of the year as there were no major shipments of initial stocking orders, such as the shipments to Wal-Mart of Preventx(R) and Coleman(R) products in the first and second quarters. We anticipate that our sales efforts will reverse this trend in the fourth quarter of 2000.

     Our gross margin from product sales decreased to 46% in the nine months ended September 30, 2000 from 50% in the nine months ended September 30, 1999. Sales during the nine months ended September 30, 2000 were primarily made to retail customers, which generally yield higher volumes but lower selling prices than the institutional channel into which we sold in the nine months ended September 30, 1999. Additionally, product costs are higher in the retail channel due to the cost of labeling and packaging to effectively reach the end consumer.

     Operating expenses increased to $7,657 in the nine months ended September 30, 2000 from $3,263 in the nine months ended September 30, 1999 primarily due to the following:

* Litigation settlement expenses of $5,434 related to the lawsuit and subsequent settlement agreement with IBC were incurred in the nine months ended September 30, 2000 compared to $0 in the nine months ended September 30, 1999.

* Expenses for royalties decreased to $64 in the nine months ended September 30, 2000 from $372 in the nine months ended September 30, 1999, primarily due to the elimination of the guaranteed minimum royalty with IBC beginning with the fiscal year 2000. A minimum IBC royalty accrual of $365 was included in the results for the nine months ended September 30, 1999. Partially offsetting this benefit is an increase in the IBC royalty rate from 2% of net sales to 5% of net sales beginning August 9, 2000, sub-license royalty expenses associated with increased sales of our hand sanitizer in the nine months ended September 30, 2000 versus the nine months ended September 30, 1999, and royalties related to licensing agreements with Coleman Corporation and Sunbeam Corporation that were not in place in the first nine months of 1999.

* Consulting expenses decreased to $441 in the nine months ended September 30, 2000 from $1,222 in the nine months ended September 30, 1999 primarily due to less expense recorded for stock option grants to consultants and less reliance on paid consultants in the nine months ended September 30, 2000. Additionally, we incurred, in connection with our Southeast Asia distribution agreement, consulting services in the amount of $330 in the nine months ended September 30, 1999 as compared to $0 in the nine months ended September 30, 2000.

* Fees relating to third party distribution of our hand sanitizer decreased to $77 in the nine months ended September 30, 2000 compared with $375 in the nine months ended September 30, 1999. We reduced distribution costs by changing to an Ohio-based third party distributor in March 2000, which also provides infrastructure services including distribution, order entry, warehousing, customer service and billing services.

* Expenses for distribution rights decreased to $0 in the nine months ended September 30, 2000 from $70 in the nine months ended September 30, 1999 due to a payment for the Canadian distribution rights to the IBC formulation in 1999.

* Legal expenses increased to $353 in the nine months ended September 30, 2000 compared to $236 in the nine months ended September 30, 1999. The increase was due primarily to expenses related to the filing of an amended registration statement with the U.S. Securities and Exchange Commission.

     Interest expense decreased to $6 in the nine months ended September 30, 2000 from $157 in the nine months ended September 30, 1999 due to greater amortization of the fair value of warrants issued to promissory note holders and interest on loans in 1999.

     We incurred a net loss in the nine months ended September 30, 2000 of $7,417 compared to a net loss of $2,802 in the nine months ended September 30, 1999. The losses in the first nine months of 2000 and 1999 were due primarily to limited revenues that were substantially exceeded by our costs of operations, and in 2000, the expense related to the lawsuit and settlement with IBC. Our net loss per share for the nine months ended September 30, 2000 was $0.20 compared to a net loss per share of $0.10 in the nine months ended September 30, 1999. The loss per share increased primarily as a result of the factors affecting net loss as discussed above, partially offset by an increase in the weighted average number of shares outstanding to 36,305,074 in the nine months ended September 30, 2000 from 27,519,375 in the nine months ended September 30, 1999.

LIQUIDITY AND FINANCIAL POSITION

     To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock, convertible debentures, and the exercise of warrants and options. During the fiscal years 1997, 1998, and 1999 and the nine months ended September 30, 2000, we raised a total of $7,528 through these means. We also issued stock to satisfy $5,352 of obligations, including stock valued at $3,300 that was issued to settle the litigation with IBC. In addition, the proceeds from promissory notes that were repaid in cash during this time period were $296. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing to fund our operations. At September 30, 2000, cash and cash equivalents totaled $233, an increase of $91 from September 30, 1999. Current liabilities at September 30, 2000, consisting primarily of accounts payable and accrued liabilities, exceeded current assets by $1,648.

     During the nine months ended September 30, 2000, net cash used in operating activities was $1,998, primarily due to a net loss of $7,417. Non-cash expenses of $5,079 were incurred in the period.

     In the nine months ended September 30, 2000, net cash flow from financing activities was $1,957, resulting from the sale of common stock and the exercise of options and warrants in the amount of $1,857 and from the issuance of short-term promissory notes totaling $250, with offsetting payments of the notes in the amount of $150.

     On February 23, 2000, we completed a private placement of 6,151,050 shares of common stock that generated gross proceeds of $3,076. Of this amount, cash proceeds of $750 and $1,452 were received in the fourth quarter of 1999 and the first quarter of 2000, respectively, and $874 resulted from the conversion of promissory notes and royalties payable to common stock. As of September 30, 2000, we have paid all of our debt with cash or by converting promissory notes into the Company's common stock.

     Our future royalty requirements will affect liquidity. We are required to pay royalties to various licensors, including IBC, of up to 17% of net sales. The settlement with IBC will have a favorable effect on near-term liquidity as a result of the elimination of the minimum royalty payment. The previous license agreement required a minimum royalty payment of $735 to be paid no later than January 30, 2001. This payment is no longer required.

     As of September 30, 2000, we have no debt service or capital expenditure obligations.

     We have previously disclosed that we would need to raise additional capital during fiscal year 2000 or secure a line of credit. In November 2000, we secured a one-year, $1,000 revolving line of credit from a bank with an interest rate equal to the bank's prime rate plus 1/2%. The line of credit is secured by the signature guarantees of several officers and directors and their wives, which in turn are secured by the assets of the Company. In return for their guarantees, we have granted these officers and directors, collectively, 450,000 shares of the Company's common stock. As of November 13, 2000, no borrowings under the line of credit were outstanding. We believe that this line of credit will be sufficient to meet our cash flow requirements until early 2001, at which time we plan to raise additional equity financing and repay outstanding borrowings under the revolving line of credit. However, there can be no assurance that such equity financing will be available on favorable terms or at all.

     We anticipate a substantial increase in cash outlays associated with increased marketing and sales of our Preventx(R) preventative product line. Although the IBC settlement requires us to use reasonable efforts to expend up to $10,000 over five years to market licensed products in the territory, we believe that 100% of our expenditures will qualify to satisfy this commitment since we are purely a sales and marketing company whose products are derived from the IBC formulation. We do not believe that incremental outlays beyond the level projected in our business and marketing plans will be needed solely to satisfy the IBC settlement commitment.

     We will incur additional expenditures associated with the development of additional preventative products that we can market utilizing the formulation used in our hand sanitizer. These cash outlays could include, but are not limited to, product testing, package design, advertising, point of sale displays, inventory purchases and a sales and marketing campaign. Our investment in working capital is also expected to increase as we broaden our product line and obtain new customers. Additionally, the joint venture company formed as part of the settlement with IBC is expected to incur net cash outlays for the first few years and we may be obligated to make capital contributions to or arrange financing for the joint venture. The amount of any such capital contribution or financing requirement is as yet undetermined.

     We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We plan to raise additional funds through the issuance of either debt or equity instruments. We may also pursue a working capital line of credit to be secured by our accounts receivable and inventory. However, such funds may not be available on favorable terms or at all. To repay borrowings under the line of credit, maintain our current expense level of approximately $3,000 to $4,000 per year and meet the costs associated with our increased marketing, sales and development efforts, and capital contributions to the joint venture, it is likely that we will need to raise a minimum of $3,000 to $5,000 of additional capital during fiscal year 2001, depending upon the magnitude of funds generated from operations. We expect cash receipts from customers to increase in 2001 due to greater anticipated sales volume from additional customers and a broader product line. The 2001 financing requirement may exceed our historical funding requirement, which averaged approximately $2,400 per year in the fiscal years 1997, 1998, and 1999. Also, should the FDA issue final regulations that are consistent with its current proposed regulations with respect to our hand sanitizer, we may experience an adverse effect on liquidity. Although we believe we would have twelve months to address any changes which may be necessary regarding the labeling of our hand sanitizer, the effort required to undertake the changes may cause our financial condition and results of operations to deteriorate and our business may ultimately fail.

     During 2000, in excess of $400,000 has been raised from the exercise of outstanding stock options and warrants. However, this did not negate the need to raise additional funds through issuance of debt and equity instruments or with credit lines.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are the plaintiff in an action that was filed in the United States District Court, Southern District of Florida Case No. 00-8300. In this action in federal court, the Company brought suit against International Bioscience Corporation (IBC), David Thornburgh, M.D., and Sara Gomez for fraud in the inducement, tortious interference with a business relationship and breach of contract in connection with the Company's original license from IBC of certain technology. In August 2000, we announced that all legal disputes between IBC and our company have been resolved. We entered into a settlement agreement with IBC on August 9, 2000. This case against IBC has been settled by the filing of a Stipulation of Dismissal with the United States District Court on August 17, 2000.

     Optima Holding Co. Ltd. intervened in our lawsuit against IBC, claiming that it has an exclusive prior right to use the same technology by virtue of a joint venture agreement entered into between IBC and Optima. Optima has asserted claims against us for injunctive relief, conversion and tortious interference with a business relationship. On August 18, 2000, Optima, together with Mercury Technology Corp. (Delaware) and Mercury Technology Corp. (Bahamas) (collectively "Mercury") amended its original intervention complaint to add two counts of patent infringement against both us and IBC, alleging that we willfully infringed U.S. Patent Nos. 3,594,468 and 4,321,277. Empyrean and IBC have each filed motions in the federal action seeking the dismissal of Mercury's patent infringement claims. Mercury has since dropped its claim of infringement of U.S. Patent No. 3,594,468. As noted above, although we have settled our claims against IBC and have filed a dismissal of the federal action, this may not dismiss the intervention by Optima and Mercury.

     We are also a defendant in an action that was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This state court action alleges that we tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. In a separate action that has now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury. Optima and Mercury also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. The state court action was informally abated while the parties pursued their remedies in the federal action. If the federal action is dismissed, it is likely that the state court action will resume. If we are not successful in the state court action, or in the federal action, we could lose the right to market, sell or manufacture our hand sanitizer product and other products currently under development. Should any court judgment be entered precluding our rights to the products, IBC has agreed as part of our overall litigation settlement to secure its obligations to us by granting us the highest priority perfected security interest IBC is permitted to assign in IBC's rights in commercializing the products in the United States.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b) A report on Form 8-K was filed on August 17, 2000 to report the settlement of all outstanding legal claims between Empyrean and International Bioscience Corporation and the formation of a 50/50 joint venture company to manufacture, market, sell and distribute products to prevent the spread of infectious diseases throughout the world based on proprietary formulations licensed from IBC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EMPYREAN BIOSCIENCE, INC.
                                      (Registrant)


November 14, 2000                     /s/ Richard C. Adamany
----------------------                ------------------------------------------
(Date)                                (Signature)
                                      Richard C. Adamany
                                      President and Chief Executive Officer


November 14, 2000                     /s/ Brenda K. Brown
----------------------                ------------------------------------------
(Date)                                (Signature)
                                      Brenda K. Brown
                                      Vice President and Chief Financial Officer