Form 10KSB
period 2000-12-31
EMPYREAN BIOSCIENCE INC
filed 2001-03-30
CIK 1074626

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
     1934

         For the fiscal year ended December 31, 2000

[X] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ____________

                         Commission file number 0-27839

                            EMPYREAN BIOSCIENCE, INC.
                 (Name of Small Business Issuer in its Charter)

           Delaware                                     86-0973095
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

23800 Commerce Park Road, Suite A, Cleveland, Ohio          44122
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                    Issuer's telephone number (216) 360-7900

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's total revenues for the year ended December 31, 2000 were $580,000.

As of March 26, 2001, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $14,195,757.

As of March 26, 2001, the registrant had 49,024,136 shares of common stock outstanding.

================================================================================

                            EMPYREAN BIOSCIENCE, INC.

                                     PART I

ITEM 1. BUSINESS

HISTORY

         We were originally incorporated in the Province of British Columbia, Canada in 1986 under the name "Mr. Build Industries Inc." Since that time, we changed our name at various times, and in January 1997, under the name Empyrean Diagnostics, Ltd., we changed our governing jurisdiction from the Province of British Columbia to the State of Wyoming. Our stockholders voted to approve a reincorporation in the State of Delaware through a merger of our Wyoming corporation into a newly formed, wholly-owned Delaware subsidiary corporation at our Annual Meeting of Stockholders held on March 20, 2001. The merger and reincorporation were completed on March 21, 2001. The reincorporation will have no impact on our business operations or management.

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

         We market, sell and distribute innovative personal care products that are intended to prevent the spread of infectious disease. To date, we have introduced three products under our complete germ protection program. The first, a Hand Sanitizer and First-Aid Antiseptic lotion, is marketed under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands. In the fourth quarter of 2000, we began selling our new line of Antibacterial Towelettes, which are also marketed under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands.. In December 2000, we announced the introduction of the Coleman(R) Antibacterial Surface Disinfectant Cleaner, which can remove most of the organisms present on surfaces that can cause infectious disease.

         We have a negative net worth and have incurred net losses in 1999 and 2000 and expect to incur net losses at least through 2001. We expect operations to generate negative cash flow at least through 2001 and we do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. These factors raise doubts about our ability to continue as a going concern and our audit report contains an explanatory paragraph with respect to this matter.

OVERVIEW

         We market, sell and distribute innovative personal care products that are intended to prevent the spread of infectious disease. The products in our complete germ protection program, which include a hand sanitizer and first-aid antiseptic, antibacterial towelettes and an antibacterial surface disinfectant cleaner, are sold over-the-counter in the retail markets and also to commercial, industrial and institutional customers. The hand sanitizer and first-aid antiseptic as well as the antibacterial towelettes are based on a formulation developed and licensed to us by IBC and are marketed under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands. The antibacterial surface disinfectant cleaner, which is marketed under the Coleman(R) brand, is not based on an IBC formulation, but is a formulation sub-registered from a third party that is registered with the EPA. The introduction of this product allows us to offer our customers a more complete line of infectious disease prevention products. In accordance with the settlement of litigation with IBC, new product development is vested in the joint venture with IBC. Our marketing personnel and IBC's scientific personnel share new product development responsibilities. We perform the market research to determine, among other things, the product claims that we would like to make while IBC develops the formulation to meet these claims, performs the required testing and insures compliance with the appropriate government regulations. IBC has developed formulations similar to the one used in our hand sanitizer and first-aid antiseptic that will be utilized for a variety of other products that we can market. These products will include a disinfectant surface spray to be marketed to the retail markets and also to the food service, hotel and other industries, a baby wipe product, and the GEDA Plus(R) microbicidal contraceptive gel designed to prevent pregnancy and sexually transmitted diseases ("STDs").

         We believe that the preventative formula licensed from IBC will be shown to be both safer and more effective as a microbicide than existing competitive products in the market and offers us a platform to leverage our expertise into other areas of the infectious disease market. Our disinfectant surface spray that is based on the IBC formulation must obtain regulatory approval from the United States Food and Drug Administration (the "FDA") to enable us to market the product for use on food surfaces, which we estimate will take at least 12 months. When the IBC formulation has been approved by the FDA and is available for sale, we intend to introduce it as an improved product offering to the surface disinfectant cleaner that we announced in December 2000. IBC plans to apply for an Investigative New Drug ("IND") number from the FDA for the baby wipes subsequent to the receipt of an IND number for the GEDA Plus(R) microbicidal contraceptive gel. An IND number will enable IBC to commence testing that will be recognized by the FDA. We estimate that the testing and approval process for the baby wipes will take at least six months from the receipt of the IND number. The process to prepare an application to obtain an IND number for the GEDA Plus(R) microbicidal contraceptive gel is underway. The gel must undergo clinical trials and obtain regulatory approval prior to marketing. The gel will be tested to determine its effectiveness in preventing HIV as well as other STDs, all of which have different rates of transmission as well as gestation periods for infection within the human body. As a result, we anticipate the clinical trials for certain STDs will require a minimum of six months while other STDs such as HIV will require at least 18 months from the receipt of the IND number. In December 2000, we announced the initiation of clinical trials for the GEDA Plus(R) microbicidal contraceptive gel by IBC in Brazil.

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

         A major source for transmission of infection is bacterial flora on the skin, primarily the hands. Skin has two types of microbial flora, resident or colonizing flora and transient or contaminating flora. Resident flora is relatively stable and is not readily removed, although antiseptics can inactivate it. Transient flora, on the other hand, can be acquired by contact, does not colonize, and is easier to remove by physical or chemical means. Infections can arise from either group.

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

         We believe that the IBC formulation used in our existing hand sanitizer and first-aid antiseptic and in our antibacterial towelettes and in our other infectious disease preventative products that are being developed has the potential to offer several unique advantages over other products currently available in the market, in that the IBC formulation:

     - may protect skin and surfaces from a broader range of harmful microorganisms and infectious diseases,

     -    may be longer lasting and more effective,

     - is alcohol and triclosan free, and as a result may be relatively non-irritating and may avoid safety concerns such as flammability,

     -    is virtually odor free, and

     - may be virtually non-toxic and safer for use around children and in food preparation and medical applications.

         The basic IBC product formulation utilizes benzalkonium chloride as its active ingredient, which has been recognized to be effective at killing harmful microorganisms and, we believe, is safe and offers greater versatility by assisting the healing of minor cuts and abrasions.

         Our hand sanitizer and first-aid antiseptic lotion and towelettes and our disinfectant surface spray product are marketed to consumers through retail channels of distribution and to commercial, industrial and institutional customers such as health care personnel, hotels, airlines, food service companies and restaurants, cruise lines, banks, casinos and other money handling entities, police departments, emergency response, correctional facilities and other city services industries. Our baby wipe product will be marketed primarily to consumers through retail channels of distribution. We expect the GEDA Plus(R) microbicidal contraceptive gel will be marketed primarily to consumers through retail channels of distribution, and to contraceptive product manufacturers. Our primary focus in marketing our products is to generate sales and create brand awareness and effectively communicate our unique features and benefits to consumers, and to establish relationships with retailers, distributors, wholesalers and volume buying organizations, such as health maintenance organizations, hospital buying groups, hotel and restaurant chains, and municipal service agencies.

         We market and distribute our hand sanitizer and first-aid antiseptic, antibacterial towelettes and antibacterial surface disinfectant cleaner, and intend to market and distribute additional products we may introduce, primarily through our own internal sales and sales support efforts and through independent manufacturers' sales representatives, third party distributors and marketing partners. We have engaged Handl-It Inc. to provide customer service, customer invoicing, accounting, warehousing and distribution services for us, including order taking via telephone, fax and electronic data interchange. We also have distribution relationships with third party distributors covering the United States. In accordance with the settlement of our litigation with IBC, rights to manufacture, sell and grant distribution rights for the licensed products outside the United States and Brazil are now vested in the joint venture with IBC.

         Phase I and Phase II clinical trials were performed to study the safety of the gel when used in women and its effectiveness against STDs in an in vitro environment. The first two phases of the three phase clinical trials have been completed with seemingly positive results from the standpoint of safety and in vitro effectiveness. In 1997, the GEDA Plus(R) microbicidal contraceptive gel was accepted by the National Institutes of Health ("NIH") to undergo Phase III clinical trials to prove its safety and its effectiveness against STDs and as a contraceptive. NIH had conducted preclinical studies on the GEDA Plus(R) microbicidal contraceptive gel that confirmed the results of studies provided to NIH by IBC. The IBC studies were conducted by independent laboratories. The Phase I and Phase II studies were not conducted by the NIH.

         Future products could include deodorant, shaving cream, toothpaste and mouthwash products.

         We will attempt to capture a significant percentage of the infectious disease preventative markets in which we compete by relying on the ability of IBC to provide us with superior products based on IBC formulations that we can market in large or rapidly growing market segments, by developing brand awareness for our products, and by leveraging our name and product recognition into compatible consumer product applications and into other products intended to treat or cure infectious disease. We may also market, sell and distribute products based on third party or purchased formulations. We believe that by offering unique products that may offer increased protection against infectious disease, while at the same time eliminating many of the discomforts and side effects caused by existing products on the market, we can increase the demand for over-the-counter infectious disease preventative products and position ourselves to benefit from this expansion.

         Litigation and regulatory matters may affect our business.

         In April 2000, we brought suit against IBC, David Thornburgh, M.D., and Sara Gomez in the United States District Court, Southern District of Florida Case No.: 00-8300 for fraud in the inducement, tortious interference with a business relationship and breach of contract in connection with the Company's license from IBC of certain technology. This case against IBC has been settled by the filing of a Stipulation of Dismissal on August 17, 2000. In this federal action, a company called Optima Holding Co., Ltd intervened claiming that it has an exclusive prior right to use the same technology. Optima has asserted claims against us for injunctive relief, conversion and tortious interference with a business relationship. On August 18, 2000, Optima, together with Mercury Technology Corp. (Delaware) and Mercury Technology Corp. (Bahamas) (collectively "Mercury") amended its original intervention complaint to add two counts of patent infringement against both us and IBC, alleging that we willfully infringed U.S. Patent Nos. 3,594,468 and 4,321,277. Empyrean and IBC have each filed actions seeking dismissal of Mercury's patent infringement claims and seeking dismissal of the federal action. Mercury has since dropped its claim for infringement of U.S. Patent No. 3,594,468.

         We are also a defendant in an action filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This state court action alleges that we tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. In two separate actions that have now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury, and IBC sued various individuals of Optima and/or Mercury for fraudulent inducement and civil theft. Optima and Mercury also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. The state court action was informally abated while the parties pursued their remedies in the federal action. If the federal action is dismissed, it is likely that the state court action will resume. If we are not successful in the state court action, or in the federal action, we could lose the right to market, sell or manufacture our hand sanitizer product and other products currently under development. Should any court judgment be entered precluding our rights to the products, IBC has agreed as part of our overall litigation settlement to secure its obligations to us by granting us the highest priority perfected security interest IBC is permitted to assign in IBC's rights in commercializing the products in the United States.

         We are also a defendant in an action filed by Integrated Commercialization Solutions, Inc. on November 14, 2000 in the United States District Court, Central District of California, Southern Division. The action alleges that we breached a contract and seeks damages of at least $445,000 plus interest and attorneys fees. On March 5, 2001, we obtained a transfer of the venue of this action to the United States District Court, Northern District of Ohio. The case is in its early stages and has not yet been docketed in the Ohio court. We intend to defend the suit vigorously.

         In April 1999, the FDA took an adverse position regarding the marketing of a lotion product of the Andrew Jergens Co. that contained an active ingredient similar to the one used in our hand sanitizer and first-aid antiseptic. We believe that our product marketing claims are different than the Jergens product claims. The Jergens product claimed to be a lotion, which implies that it is permissible to use on all skin parts, although the FDA hand sanitizer monograph allows for labeling for hands only. Our product is labeled as a hand sanitizer and first-aid antiseptic and describes in the hand sanitizer directions that it is for hands only, which we believe follows the hand sanitizer monograph. We are not aware that the Jergens product made any first-aid antiseptic claims on the packaging. We make the claim that our product helps prevent bacterial contamination or skin infection on minor cuts, scrapes and burns, which we believe is acceptable language in the first-aid monograph. Also, we believe the FDA's position on the Jergens product is that it did not follow the allowable hand sanitizer label instructions on claims and directions for use. We believe that our directions for use are consistent with the FDA monographs for hand sanitizer and first-aid antiseptic requirements. Our product is described as a hand sanitizer and first-aid antiseptic and makes claims that it is long lasting. While neither the hand sanitizer monograph nor the first-aid antiseptic monograph provide for labeling as both a hand sanitizer and first-aid antiseptic, we believe that our labeling is permissible under both monographs considered together. Our claim that our product is long lasting is not provided for under either the hand sanitizer monograph or the first-aid antiseptic monograph. However, based on studies conducted by IBC, we believe that we could independently substantiate that claim to the FDA if required.

         Although we believe that our claims are different than the Jergens product, if the FDA takes a similar position against our product, and if our active ingredient is not included in the final FDA hand sanitizer regulations, we may be required to market it solely as a first-aid product with the hand sanitizer name and some of our claims omitted. If we are not successful in marketing our product in this fashion, we could experience a loss of revenues. Since the hand sanitizer and first-aid antiseptic is our primary product, such adverse action by the FDA could cause us to go out of business. If FDA pre-market approvals were to be required, which we do not believe will be the case, we would have to rely on IBC to obtain these approvals as we are accorded no rights to do so under our license agreement.

INDUSTRY BACKGROUND

         Hand Sanitizer Products

         Sales of all hand and body lotions (including those making sanitizing claims) were estimated to be approximately $1 billion in the United States for the 52 weeks ending January 30, 2000, according to Information Resources, Inc. Within this category, hand cleaners and hand sanitizers were approximately $52.4 million for the 52 weeks ended July 15, 2000, according to ACNielson.

         The dominant products in the sanitizer market today are topically applied hand sanitizing lotions or gels containing alcohol. These products are sold primarily in the over-the-counter market, typically in plastic bottles ranging from two to sixteen ounces each, and in larger volume or bulk forms in industrial and institutional settings, such as large pump dispensers and wall mounted dispensers. Many sanitizers are also sold in towelette form where the sanitizing solution has been applied to a sheet of absorbent paper that is typically packaged individually or in a perforated roll packed in a plastic dispenser.

         Currently marketed hand sanitizers or antimicrobial lotions are designed to sanitize the skin against various disease causing microorganisms, including E. coli, Salmonella, Staphylococcus aureas, K. pneumonia, and Pseudomonas aeruginosa. These products typically are not intended as a cleaner, like soap products, but are intended solely to kill germs on contact. Sanitizer products can be used in a number of situations where the spread of disease is a particular concern, such as in the food service, health care and public accommodation industries, and in settings where water or facilities are not available for conventional hand or body washing. The market for personal sanitizing or antimicrobial products has increased rapidly in recent years due in part to increasing public awareness and media reports of dangerous and sometimes deadly bacterial or viral contamination in common or frequently populated areas.

         Of the hand sanitizer products currently on the market today, most use either alcohol or triclosan as their active ingredient. The typical alcohol concentration in these products is over 60%. Institutional use hand sanitizers may also utilize chloroxylenol or nonoxynol-9 as active ingredients. Products based on these active ingredients may cause a number of undesirable side effects, including dry skin conditions and other skin irritations such as burning, itching and stinging. Many of these products, including all alcohol-based products, are flammable until dry (which can lead to limitations on use and to risks of serious personal injury) and may be painful when applied to existing cuts, burns, or abrasions. Products using alcohol and triclosan may have limited effectiveness, as the range of infectious disease germs with which they react are more limited, and often do not include STDs. In fact, due primarily to their drying effect, products containing alcohol or triclosan can actually increase vulnerability to infection after repeated use.

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

         Disinfectant Surface Spray Products

         Current products in the disinfectant surface spray category include well-known brand names such as Clorox, Lysol and Dial. It is a large market with no one product dominating the segment. IBC's disinfectant surface spray, which is based on a formulation similar to our hand sanitizer and first-aid antiseptic, is designed to be used in personal spray-size applications. It can be used on surface areas typically containing large amounts of bacterial or other contamination such as public telephones, toilet areas, and diaper changing areas. It can also be used in institutional applications for surface areas such as medical patient care areas, food service preparation areas such as sinks and counter tops, and similar locations.

         Existing sales of all-purpose cleaners/disinfectants, including spray disinfectants, were approximately $834.3 million in the United States for the 52 weeks ending January 30, 2000, according to Information Resources, Inc. We believe that IBC's disinfectant surface spray product can increase the market for disinfectant surface spray products due to its non-toxic qualities, which make it available for more extensive use in the food service and health care industries, among others.

         Baby Wipe Products

         Sales of baby wipes by drug stores, discount stores and supermarkets in the United States totaled $609.4 million in 1998 according to Euromonitor, Chicago. Well-known brand names dominate this category and include Huggies, Luvs and Pampers. Products are classified as super-premium, premium, private label, average and low end. Only two manufacturers offer an antibacterial feature and neither of them are long-lasting.

         We intend to sell our baby wipes as a super premium product due to the benefits that they will offer to the consumer. Utilizing an IBC formulation similar to that found in the hand sanitizer and first-aid antiseptic, we believe our baby wipes will be alcohol-free, non-irritating, non-toxic, antibacterial and long lasting. Through additional testing to be performed by IBC, we also believe we will be able to present the product as aiding in the prevention of diaper rash. As a result, we believe that our product will have significant advantages over products on the market today.

         Contraceptive Products

         The contraceptive market consists of two general categories - oral contraceptives, which are available only through prescription, and over-the-counter contraceptive products such as gels, condoms and similar products that do not require a prescription. Sales of over-the-counter contraceptive products were approximately $268.4 million in the United States for the 52 weeks ending January 30, 2000, according to Information Resources, Inc. We expect to compete in and expand the over-the-counter segment of the contraceptive market with the GEDA Plus(R) microbicidal contraceptive gel, which has completed the first two of three phases of clinical trials to determine its safety and effectiveness as a contraceptive and as a means of preventing STDs.

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

         The most common front-line defense against STDs among over-the-counter alternatives is the condom. Condoms do not kill STDs or other infectious disease, but can act as a barrier against disease transmission and are often purchased by consumers for that purpose. However, condoms are relatively porous, containing pore sizes ranging from 5 to 70 microns in size. In contrast, an HIV particle is typically as small as .005 microns in size and can easily penetrate condom surfaces, as can some other STDs.

         Other over-the-counter gels and salves have recently been introduced that are intended to kill bacteria and viruses that cause STDs, primarily the HIV virus. Currently, most of these products utilize nonoxynol-9 as an active ingredient. Recent studies have indicated that although products containing nonoxynol-9 have been shown to kill HIV and other STDs in vitro, nonoxynol-9 may not have the same effect in vivo and might actually increase the risk of contracting HIV. In fact, a Phase III study of a nonoxynol-9 product completed in June 2000 resulted in a lower incidence of HIV infection for the placebo rather than for the nonoxynol-9 product. At a high enough dosage, nonoxynol-9 also can cause ulcerations, lesions, and other uncomfortable irritations. As a result of current research findings, the New York State Health Department is reconsidering its prior endorsement of nonoxynol-9, and the United States Center for Disease Control and Prevention currently does not endorse the use of nonoxynol-9 without a condom for protection from HIV. Other organizations are calling for a total ban of nonoxynol-9 products based on the premise that nonoxynol-9 actually promotes the transmission of HIV.

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

OUR SOLUTION

         Our current and proposed preventative products use the same active ingredient, benzalkonium chloride, and have the potential to provide safety and efficacy qualities lacking in most competitive products, while at the same time addressing limitations of competitive products. The GEDA Plus(R) microbicidal contraceptive gel will also use octoxynol-9, unlike competing products that utilize nonoxynol-9, an active ingredient that has been shown to cause lesions, ulcerations and other irritations.

         Most microorganisms are reduced after application or contact with the product. The IBC product formulation does not utilize alcohol, triclosan or other organic solvents, which are commonly used in competitive products. Our alcohol and triclosan-free products do not appear to cause many of the skin conditions and side effects that competitive products may cause, such as dry skin and burning and itching irritations. Our products offer protection against the spread of nearly all harmful microorganisms on the skin. In addition, our products are non-flammable, allowing for use in many settings otherwise unsuitable for competitive products. All of our products currently under development, and all of our product innovations planned for development in the future, will be based upon IBC's existing basic product formulations, thus creating an opportunity for faster entry into compatible market opportunities. In the future, we may also market, sell and distribute products based on third party or purchased formulations.

BUSINESS STRATEGY

         Our goal is to achieve a position in the retail, commercial and institutional markets for over-the-counter infectious disease preventative and contraceptive products, and to leverage our position to enter other markets. We intend to pursue this goal by increasing the demand for effective and safe infectious disease preventative products and by increasing the number of our products used to prevent infectious disease. Our business strategy consists of the following key elements:

         Develop Brand Awareness and Market Acceptance for Preventx(R). We believe that we can develop brand awareness and market acceptance of our unique antimicrobial products among consumers as well as commercial and institutional customers. We intend to develop brand awareness and acceptance by offering superior products that are more effective in protecting against infectious disease and safer with more pleasing qualities than competitive products. We also intend to develop brand awareness and market acceptance of our products through advertising and by expanding our network of United States distributors, adding international distributors through the joint venture with IBC and by entering into strategic relationships with other parties who can significantly increase our marketing, sales and distribution resources.

         Apply Core IBC Formulations to Additional Product Applications. All of our infectious disease preventative products except the current version of the disinfectant surface spray are based on a common product formulation, which is licensed to us by IBC and contains octoxynol-9 with benzalkonium chloride as its active ingredient. When the disinfectant surface spray based on the IBC formulation has been approved by the FDA and is available for sale, we intend to introduce it as an improved product offering to the antibacterial surface disinfectant that we announced in December 2000. We intend to continue to leverage the brand awareness and market acceptance of our hand sanitizer and first-aid antiseptic product to create market demand for our moist towelettes, baby wipes, disinfectant surface spray and the GEDA Plus(R) microbicidal contraceptive gel. We may leverage the future success of these products through the introduction of a variety of compatible personal care product formulations, such as deodorant, shaving cream, toothpaste and mouthwash products.

         Leverage Resources Through Strategic Relationships and Acquisitions. We intend to build our business in part through the acquisition of complementary technologies, products and businesses and by entering into strategic collaborations, including additional licensing and marketing arrangements, with other biotechnology companies and research institutions. We believe that these acquisitions and relationships will better enable us to enter markets more quickly and extensively. We also believe that significant acquisition and strategic partnering opportunities exist in the infectious disease industry. We are not currently in active discussions with possible acquisition or strategic partnering candidates.

PRODUCTS AND TECHNOLOGIES

         To date, we have introduced three product lines under our complete germ protection program. The first, a hand sanitizer and first-aid antiseptic lotion is marketed under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands. During the fourth quarter of 2000, we began selling our new line of antibacterial towelettes under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands. In December 2000, we announced the introduction of the Coleman(R) Antibacterial Surface Disinfectant Cleaner, which can remove most of the organisms present on surfaces that can cause infectious disease. Both the hand sanitizer and first-aid antiseptic and the antibacterial towelettes are based on a formulation developed and licensed to us by IBC. The antibacterial surface disinfectant cleaner is not based on the IBC formulation, but is a formulation sub-registered from a third party that is registered with the EPA. We anticipate several additional preventative products based upon IBC formulations including baby wipes, disinfectant surface spray and the GEDA Plus(R) microbicidal contraceptive gel, each of which must comply with applicable regulatory requirements or obtain regulatory approval (which may include clinical trials) prior to marketing. Each of these products is described below.

CURRENT DISEASE PREVENTATIVE PRODUCTS

PREVENTX(R) HAND SANITIZER AND FIRST-AID ANTISEPTIC

         Our hand sanitizer and first-aid antiseptic lotion was launched in the United States in March 1999. Our hand sanitizer and first-aid antiseptic lotion is commonly applied in small quantities and rubbed into the hands. We also recommend use of the product in the medical and food service industries along with latex gloves as a secondary barrier against infection. Our product decreases the risks associated with glove degradation, tears or cuts, and large latex pore sizes. Because we believe the IBC formula is virtually non-toxic, it can be used safely in food preparation areas and around medical patients. Our hand sanitizer and first-aid antiseptic will not damage latex gloves or other products.

         Our hand sanitizer and first-aid antiseptic product, unlike most competitive products, does not include alcohol, triclosan, or other organic solvents as its active ingredient. The benefits of using an alcohol-free and triclosan-free formulation include:

     - The protection provided by our hand sanitizer and first-aid antiseptic is long lasting (up to four hours). In contrast, alcohol and triclosan-based products typically lose effectiveness after drying (approximately fifteen seconds).

     - The IBC formulation does not dry out the skin and does not cause germs to develop increased resistance. Alcohol and triclosan-based products may actually increase the risk of infectious disease after repeated use, as the drying nature of these ingredients can strip skin of its natural barrier and cause microscopic cracks in the skin, which provides a conducive environment for disease causing germs that colonize on the skin. In addition, triclosan-based products have been found to cause bacteria to develop increased resistance as well as the mutation of some germs.

     - Our product is non-flammable and thus reduces the risk of personal injury associated with alcohol products and increases the institutional and consumer settings where a hand sanitizer and first-aid antiseptic product can safely and conveniently be applied and stored. At concentrations of 60% or greater, alcohol-based hand sanitizer products are highly flammable.

     - Our hand sanitizer and first-aid antiseptic not only alleviates dry skin conditions that may be caused by alcohol or triclosan based products, it actually helps nourish and moisturize damaged skin and does not cause many of the skin irritations associated with competitive products, including itching, stinging and burning. We incorporate aloe vera into our hand sanitizer and first-aid antiseptic product to further promote its soothing effects. In addition, our product helps prevent bacterial contamination or skin infection on minor cuts, scrapes and burns, in contrast to alcohol based products that can cause painful discomfort when in contact with minor skin injuries. Our hand sanitizer and first-aid antiseptic also does not cause irritation to mucosal tissues in the nose, unlike alcohol and triclosan-based products.

         Presently, our hand sanitizer and first-aid antiseptic is sold at retail stores in 2- and 8-ounce plastic bottles, in the commercial, industrial and institutional markets in 2-, 8- and 16-ounce plastic bottles and in all sizes on our website, www.preventx.com. We also intend to offer a bulk refillable dispenser that dispenses a pre-measured amount of the product.

         As an extension of our existing hand sanitizer and first-aid antiseptic product line, we began to offer the hand sanitizer and first-aid antiseptic on a moist towelette in the fourth quarter of 2000. The towelette offers all the advantages of our hand sanitizer and first-aid antiseptic product for use in situations where items such as dirt or food must be removed from the hands and facilities for normal hand washing are unavailable.

         The towelette is packaged in three configurations: easy-to-use plastic "Canister Pak" dispensers, personal-sized resealable pouch boxes and boxes of individually wrapped towelettes. The packaging is conveniently sized for household and travel use and both the canister pak and resealable pouch are resealable to keep the product moist. The towelette is sold under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands.

ANTIBACTERIAL SURFACE DISINFECTANT CLEANER

         In December 2000, we announced the expansion of our infectious disease prevention product offering to include the Coleman(R) Antibacterial Surface Disinfectant Cleaner, a one-step cleaner, disinfectant, sanitizer and deodorizer that is effective against bacteria, viruses and fungi. The antibacterial surface disinfectant cleaner is sub-registered from a third party that is registered with the EPA and will be sold through traditional retail outlets in 17-ounce spray pump and 4-ounce travel-size spray versions. This product is not for use in food surface preparation areas.

FUTURE INFECTIOUS DISEASE PREVENTATIVE PRODUCTS

         In accordance with the settlement of our suit with IBC, new product development is vested in the joint venture formed with IBC. Our marketing personnel and IBC's scientific personnel share new product development responsibilities. We perform the market research to determine, amongst other things, the product claims that we would like to make while IBC develops the formulation to meet these claims, performs the required testing and insures compliance with the appropriate government regulations. To make many of the following product claims, IBC will have to file an IND with the FDA and conduct clinical trials to support the claims. In the future, we may also market, sell and distribute products based on other third party or purchased formulations.

DISINFECTANT SURFACE SPRAY

         Our disinfectant surface spray that is based on the IBC formulation does not contain the thickening and aloe vera additives contained in our hand sanitizer and first-aid antiseptic, making it suitable for a pump spray application. The pump spray will be packaged in smaller dispensers for personal use applications around common dangerous germ concentrations such as public telephones, public restrooms, and diaper changing areas, and larger dispensers for institutional applications such as food service surfaces, hotel facilities, and surfaces where medical services are performed.

         Our disinfectant surface spray that is based on the IBC formulation will have all of the same advantages as our hand sanitizer and first-aid antiseptic product, and is particularly suited for uses in the food service, medical and hotel industries where safety and toxicity are major concerns. Current competitive products include a variety of household or industrial surface cleaning products, all of which are toxic and generally cannot be used in contact with food preparation or medical care areas without caution. In addition, the IBC disinfectant surface spray product is not harmful to common surfaces such as sinks, counters, trays, furniture, or other objects.

         We expect to launch our disinfectant surface spray product that is based on the IBC formulation in the United States after IBC has obtained approval from the FDA, which will enable us to market the product for use on food surfaces. We estimate that this approval process will take at least twelve months from the submission of the application, and that IBC will submit the application in 2001.

BABY WIPES

         Utilizing a similar formulation as our hand sanitizer and first-aid antiseptic, IBC has developed a baby wipe for the retail market. In addition to claiming the product is non-toxic and long lasting, it is our intention to have IBC obtain regulatory approval to claim that our baby wipes aid in the prevention of diaper rash. We believe these claims, if approval to make them is obtained, would give our baby wipes a significant advantage in the market place over other wipes on the market today.

         IBC plans to apply for an IND number from the FDA for the baby wipes subsequent to the receipt of an IND number for the GEDA Plus(R) microbicidal contraceptive gel, as discussed below. An IND number will enable IBC to commence testing that will be recognized by the FDA. We estimate that the testing and approval process for the baby wipes will take at least six months from the receipt of the IND number.

GEDA PLUS(R) MICROBICIDAL CONTRACEPTIVE GEL

         The GEDA Plus(R) microbicidal contraceptive gel has been developed by IBC and, under the terms of our license agreement, IBC is responsible for preparing and conducting all clinical trials required to obtain approval from the FDA. Phase I and II clinical trials, the purposes of which were to study the safety of the contraceptive gel when used in women and its effectiveness against STDs in an in vitro environment, have been completed with positive results. We announced the commencement of a Phase III clinical trial in Brazil by IBC in December 2000. The clinical trial in Brazil will determine whether the gel effectively kills a host of STDs and other infectious diseases, in addition to its contraceptive properties, and is safe. The process to prepare an application to obtain an IND number from the FDA, which will enable IBC to begin Phase III trials that will be recognized by the FDA, is currently underway. The Company is hopeful that the application will be formally submitted to the FDA in 2001. Upon initiation and successful completion of the Phase III clinical trial and results showing safety and effectiveness, IBC will file a new drug application with the FDA for its approval.

    The GEDA Plus(R) microbicidal contraceptive gel will not be sold in the United States until IBC obtains an IND number, completes Phase III clinical trials and obtains approval of the FDA. FDA approval is not assured. The first part of the Phase III study in the United States has yet to begin and will address the effectiveness of the product in preventing the transmission of gonorrhea, chlamydia, and trichomonas vaginalis. Because the STDs included in the first part of the Phase III study have relatively high rates of transmission and relatively short gestation periods for infection within the human body, we anticipate that the clinical trials for the first part of the Phase III study will require a minimum of six months from the receipt of the IND number.

         The second part of the Phase III testing will address the effectiveness of the product in preventing the transmission of HIV. Because HIV has a slower rate of transmission and a longer gestation period for infection within the human body, we anticipate that the clinical trials for the second part of the Phase III study will require at least 18 months from the receipt of the IND number.

         Once approved, we anticipate marketing the gel primarily in the retail, over-the-counter market in single use pre-filled applicators as well as larger tubes. We also intend to market the product in bulk quantities to condom manufacturers to be used as a coating inside the condom wrapper, thus enhancing the effectiveness of condoms as a means of contraception and as a disease preventative and enabling condom manufacturers to make additional product claims.

         Existing contraceptive gel products use active ingredients such as nonoxynol-9 that can cause lesions, ulcerations, and other skin irritations. These irritations can, in turn, facilitate infections. Our gel's active ingredients act synergistically as a microbicide and spermicide. In addition, only small amounts are needed, limiting the possibility of skin irritations. In pre-clinical safety studies, our gel was found to cause no damage to squamous or columnar mucosa cells. The gel is compatible with latex condoms. We are aware of no other approved competitive products that make these claims. As a result, if successful, the gel would be a unique product in the over-the-counter contraceptive market.

         We believe that if the Phase III studies are successfully completed and FDA approval is obtained, we will be able to offer a product in the United States that can capture significant market share and also increase the market for non-prescription contraceptive products.

SALES AND MARKETING

         We currently market our products in the United States to both the retail over-the-counter market using internal sales personnel and third party manufacturers' sales representatives, and to commercial, industrial and institutional customers through distributors and sales agents. In the first quarter of 2000, we began selling our product to Wal-Mart Stores, Inc. In the third quarter of 2000, we began selling our product to Do-It-Best Corp. In the fourth quarter of 2000, we began selling our product to Amway Corporation, Weis Markets and the Eckerd drugstore chain. In the first quarter of 2001, we announced the receipt of purchase orders from Walgreen Co., Target Corp., Kmart Corp., Rite Aid Corp., Ames Department Stores Inc., and Fred Meyer Stores. Before that time we sold our product to smaller regional retail and commercial and institutional customers.

         Within the United States our existing product is distributed directly to retailers and institutionally through third party distributors. Upon obtaining regulatory approval, we plan to distribute future products utilizing IBC formulations through the same channels. Durstrand International Limited, our Southeast Asia distributor, was granted exclusive rights (subject to minimum purchase requirements) in designated territories and was responsible for obtaining and maintaining required foreign regulatory approvals for our products. We served notice in October 2000 that this exclusivity would be revoked if Durstrand did not purchase at least $200,000 of product within 60 days. Since no effort was made by Durstrand to cure, in January 2001 we served notice that their rights were no longer exclusive. We are currently considering our options to terminate the agreement. Through the joint venture formed with IBC, we anticipate granting distributorships in other territories that will have similar requirements.

         We typically sell inventories to third party distributors at negotiated prices. The products are then re-sold by the distributors to a variety of customers.

         Our hand sanitizer and first-aid antiseptic product has been launched at Walgreen Co., Kmart Corp., Target Corp., Rite Aid Corp., Wal-Mart Stores, Inc., Do-It-Best Corp., Fred Meyer Stores, the Eckerd drug chain and regional food and drug chains in the United States. In January 2001, we launched our first national consumer advertising campaign, which includes national radio, print and web promotions. Two nationally syndicated radio show hosts, Delilah and Lia, will provide Preventx(R) product endorsements and testimonials. Preventx(R) will also be recognized as a sponsor on both hosts' websites. Free standing inserts are scheduled to run in newspapers nationwide with their release scheduled to focus on various "germ seasons" such as cold and flu, back to school and the summer and winter holidays. We plan to rely on advertising, sales promotion, and point-of-sale merchandising programs in our marketing and advertising efforts to build brand awareness, draw consumers to our products, communicate unique features and benefits over alcohol-based products, and generate sales for our germ protection products. Additionally, we operate an Internet web site that provides useful information about our current and future products.

DEPENDENCE ON SIGNIFICANT CUSTOMERS AND SUPPLIERS

         Wal-Mart Stores, Inc. comprised 56% of our sales in 2000. Due to a significant decline in its overall hand sanitizer sales during the past year, Wal-Mart Stores significantly reduced the space dedicated to this product category in its health and beauty aids departments in the first quarter of 2001. Wal-Mart was an active customer in the first quarter of 2001, but is not expected to be a significant customer in the remainder of the year. We believe that these sales will be more than offset by gains in distribution in our targeted channels. In the second half of 2000, we began sales to Do-It-Best Corp., Amway Corporation, Weis Markets and the Eckerd drug chain, and during the first quarter of 2001 we began selling to Walgreen Co., Rite Aid Corp., Longs Drug Stores Corp., Target Corp., Kmart Corp., Ames Department Stores Inc. and Fred Meyer Stores. We believe that in the remainder of 2001 we will continue to develop relationships with other large regional and national retail drug, grocery, hardware, sporting goods and discount chains. Having these additional customers will lessen the significance of the reduction in sales to Wal-Mart Stores.

         Presently, Canadian Custom Packaging ("CCP") is the sole manufacturer of the IBC formulation used in our hand sanitizer and first-aid antiseptic products. We do not have a written agreement with this supplier. We believe that the raw materials required for our product are readily obtainable from a variety of sources and CCP has experienced no difficulties or unexpected costs to date in purchasing the raw materials. Although we have experienced no difficulties or unexpected costs in purchasing finished products from CCP, we are exposed to the risk that CCP will be unable or unwilling to supply our product in a timely or cost efficient manner or at all. We have addressed this risk by maintaining an inventory level that is adequate to meet our customers' demands during a short supply interruption, and by obtaining contingent business interruption insurance coverage on CCP's facility. However, a lengthy delay or interruption in the supply of raw materials or finished products would significantly impair our ability to compete, would cause a loss of revenue and could cause a loss of significant customers. If CCP became unable or unwilling to supply our product, we believe that a new supplier could be qualified and begin production within sixty days.

STRATEGIC RELATIONSHIPS

INTERNATIONAL BIOSCIENCE CORPORATION LICENSE

         In August 2000 we announced a complete settlement of our litigation with IBC relating to our license agreement with IBC. As part of the settlement, we executed a new license agreement with IBC that grants us the exclusive right to purchase, use, have used, sell and have sold the licensed products in the United States. The new license agreement requires us to pay a 5% royalty to IBC on net sales of licensed products in the United States. The initial term of the agreement is ten years with automatic renewal for additional ten-year terms. IBC has the right to terminate the agreement if we do not sell any licensed products in the United States for a period of two years.

         As part of the agreement, IBC agreed to fund clinical trials for the GEDA Plus(R) microbicidal contraceptive gel, with a commitment to invest, if necessary, up to $10 million to fulfill all requirements for FDA approval of the product. The trials will test the efficacy and safety of the GEDA Plus(R) microbicidal contraceptive gel against various sexually transmitted diseases including HIV. We have agreed to expend up to $10 million, if necessary, to market the licensed products in the United States over the first five years of the agreement. Additionally, we have executed a trademark license with IBC that permits and requires us to use IBC's GEDA(R) logo, to the extent available, on all licensed products sold in the United States. The term of the trademark license runs concurrently with the term of the license agreement from IBC to us. IBC has the right to terminate the trademark license if we do not sell any licensed products in the United States for a period of two years.

         Also as part of the settlement, we have agreed that IBC shall have the full and exclusive rights to sell its IBC formulated products in Brazil. In addition, we have executed a trademark license with IBC that permits them to use, to the extent available, our Preventx(R) trademark and associated trade dress in Brazil in exchange for paying us a 5% royalty on net sales of licensed products in Brazil. The initial term of the trademark license is ten years with automatic renewals for additional terms of ten years. We have the right to terminate the trademark license upon termination of the operating agreement for the joint venture, which we formed with IBC as part of the settlement.

         In exchange for the issuance of 5,000,000 shares of our common stock, IBC will forego the payment by our company of any further minimum guaranteed royalties, which totaled $13,657,000 for the seven years remaining in the initial term of the original license agreement and $46,311,000 in the first ten-year renewal term of the original license agreement. In addition, we granted IBC an option to purchase another 2,226,000 shares of our common stock, having an exercise price of $0.83 per share. All of the options have vested based upon IBC's completion of critical strategic initiatives. The 5,000,000 shares of common stock as well as any shares acquired upon exercise of the 2,226,000 options are subject to a voting agreement, wherein an irrevocable proxy to vote these shares is given to Lawrence D. Bain, Chairman of our Board of Directors.

         We also previously acquired sub-licensing rights for the hand sanitizer and first-aid antiseptic in the United States from Prevent-X Inc. The term of the license extends to July 20, 2008, subject to renewal options for additional 10-year terms.

IBC JOINT VENTURE

         As part of our August 2000 settlement of all legal disputes between IBC and us, we also announced that we had formed a joint venture with IBC to make, have made, use, have used, sell and have sold licensed products throughout the world with the exception of the United States and Brazil. The joint venture is a limited liability corporation owned fifty-percent by us and fifty-percent by IBC. A put agreement between IBC and us provides that upon a change of control (as defined in the agreement) of either IBC or us, the other party has the right, but not the obligation, to sell its interest in the joint venture at the fair market value, to the acquirer of the controlling interest, IBC or us, as the case may be.

         An operating agreement has been executed between the parties that provides for the joint venture to be managed by a board of managers consisting of six managers, three managers to be appointed by IBC and three managers to be appointed by us. Our marketing personnel and IBC's scientific personnel will coordinate new product development.

         Coincident with the formation of the joint venture, we executed a trademark license with the joint venture and IBC also executed a trademark license as well as a license agreement with the joint venture. Our trademark license with the joint venture permits the joint venture to use, to the extent available, the Preventx(R) trademark and associated trade dress on all of the licensed products sold by the joint venture, with a term that runs until the expiration or termination of the joint venture operating agreement unless terminated by us if the joint venture does not sell any licensed products for a period of two years.

         Similarly, the trademark license from IBC to the joint venture permits and requires the joint venture to use, to the extent available, the GEDA(R) logo on all of the licensed products sold by the joint venture, with a term that runs until the expiration or termination of the joint venture operating agreement unless terminated by IBC if the joint venture does not sell any licensed products for a period of two years. The license agreement from IBC to the joint venture grants the joint venture an exclusive, royalty-free right and license to make, have made, use, have used, sell and have sold the licensed products worldwide with the exception of the United States and Brazil, with a term that runs until the expiration or termination of the joint venture operating agreement, unless terminated by IBC if the joint venture does not sell any licensed gel product for a period of two years after the gel product has been approved for sale by the USFDA.

PREVENT-X SUB-LICENSE

         In July 1998, we entered into a sub-license agreement with Prevent-X, Inc., a Miami, Florida based marketing company. This agreement provides us with exclusive rights to manufacture, market, and sell our hand sanitizer and first-aid antiseptic product in the United States. These rights were previously licensed to Prevent-X by IBC. This sub-licensing agreement also provided for the acquisition of the Preventx(R) trade name, marks and logos. We acquired these rights in exchange for up-front payments of 225,000 shares of our common stock, $50,000 cash, and continuing royalty payments of 5% of net sales of the hand sanitizer and first-aid antiseptic sold in the United States. The initial term of the agreement is ten years, based on Empyrean meeting the conditions of the agreement.

HANDL-IT INC. ALLIANCE

         In March 2000, we engaged Handl-It Inc. of Cleveland, Ohio to provide us with a portfolio of outsourcing services including finished goods warehousing, distribution, customer service, order processing, invoicing and accounts receivable management. The arrangement covers all of our infectious disease preventative products. Handl-It is able to provide these services more efficiently and at a more competitive cost than our previous provider of these services. We have no long-term agreement with Handl-It.

DURSTRAND INTERNATIONAL LIMITED

         In April 1999, we entered into a distribution agreement with Durstrand International Limited, a British Virgin Islands company. The agreement provided Durstrand with exclusive rights for three years (and automatic renewal for two additional ten-year terms if the agreement's provisions were met by both parties), to distribute the Preventx(R) hand sanitizer and, when approved by the appropriate regulatory bodies, the GEDA Plus(R) contraceptive gel, in the Philippines, Singapore, Thailand, Indonesia, Malaysia, Cambodia, Myanmar and Vietnam. Durstrand paid $500,000 for the exclusive rights to the Preventx(R) hand sanitizer and first-aid antiseptic product and was to pay $600,000 for the exclusive rights to the GEDA Plus(R) microbicidal contraceptive gel 120 days following approval of claims related to our products by the FDA. There have been no purchases to date. Durstrand was to have purchased a minimum annual amount of either product to maintain its exclusive rights as follows:

              YEAR ENDING APRIL 28,        MINIMUM ANNUAL PURCHASES
              ---------------------        ------------------------
                  2000                       $       400,000
                  2001                             1,000,000
                  2002                             3,000,000
                  2003 and thereafter          115% of annual minimum purchases
                                               in the immediately preceding year


         Durstrand has not satisfied the minimum purchase requirement of $400,000 that was due by April 2000. As a result, under the terms of the exclusive distribution agreement, we served notice in October 2000 of our intent to revoke Durstrand's exclusivity in the defined territory if Durstrand did not purchase at least $200,000 of product within 60 days. Since no effort was made by Durstrand to cure, in January 2001 we served notice that their rights were no longer exclusive. We are currently considering our options to terminate the agreement.

         In accordance with the settlement of our litigation with IBC, rights to manufacture, sell and grant distribution rights for the licensed products outside the United States and Brazil are now vested in the joint venture formed with IBC.

SUNBEAM(TM) AND COLEMAN(R) LICENSES

         In October 1999, we entered into separate license agreements with Sunbeam Corporation and The Coleman Company, Inc. The licenses are non-exclusive. They allow us to use the Sunbeam(TM) and Coleman(R) trademarks in connection with the sale and distribution, throughout the United States and Canada, of our hand sanitizer and first-aid antiseptic, towelettes, disinfectant surface spray and baby wipes. The licenses expire on

December 31, 2002. We can renew the licenses until December 31, 2005 if we meet the renewal terms under the agreements.

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

         We are required to pay Coleman(R) a royalty based on net sales of the Coleman(R) licensed products. Coleman(R) has the right to terminate the agreement if we fail to timely pay the higher of the applicable royalty percentage based on net sales or annual minimum royalties in the amounts of $25,000, $50,000 and $100,000 in 2000, 2001 and 2002, respectively, or if we fail to achieve minimum sales for the Coleman(R) licensed products.

MANUFACTURING AND QUALITY CONTROL

         As part of the settlement of all legal disputes between IBC and us, we each agreed that licensed products would only be manufactured by approved manufacturers and that the joint venture entered into between the parties would be responsible for approving such manufacturers. The manufacturing of our hand sanitizer and first-aid antiseptic, licensed to us by IBC, is currently performed by an independent manufacturer, Canadian Custom Packaging, a Canadian entity located in Toronto, Ontario. CCP is the sole manufacturer of the IBC formulation and performs production and filling of the lotion product into tubes and bottles, labeling and packaging. CCP supplies the lotion formulation in bulk to towelette manufacturers who apply the lotion to the towelettes and label and package the finished product. All of the raw materials used in the formulation are purchased by CCP. CCP's manufacturing of, and purchase of raw materials for, the hand sanitizer and first-aid antiseptic are done according to IBC's specifications. We believe that the raw materials required for our products are readily obtainable from a variety of sources. We have experienced no difficulties or unexpected costs to date in purchasing the raw materials. CCP's manufacturing facility is required to meet, and currently meets, good manufacturing practices which include regulations adopted by the FDA and is subject to periodic inspection by the agency. It is also ISO 9001 certified.

RESEARCH AND DEVELOPMENT

         Effective with the settlement of the IBC litigation, responsibility for research and development of products based on the IBC formulation rests exclusively with IBC. We currently focus all of our market research and development resources and efforts on the research and development of additional applications and markets for the Preventx(R) antimicrobial products licensed to us by IBC. In addition, we intend to pursue strategic relationships with biotechnology companies and research institutions for other products to complement our line of Preventx(R) products. We spent $0 in 2000 and $14,500 in 1999 for research and development activities.

PROPRIETARY RIGHTS

         With the exception of the antibacterial surface disinfectant cleaner announced in December 2000, we license all of the product and manufacturing formulas used in our infectious disease preventative products from IBC. Although we believe the formulas and underlying manufacturing techniques are proprietary, they are subject to current litigation by a third party claiming prior worldwide licensing and marketing rights. To date, we hold no patents on our products. These products use common compounds in formulas that we believe are difficult to copy and manufacture. The IBC formulas are primarily protected by trade secret protections and through contractual confidentiality obligations of our employees, contracting parties, independent contractors, manufacturers and other collaborators. We rely on trade secret protection, confidentiality obligations, know-how, and continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

GOVERNMENT REGULATION

         The products we market and intend to market are subject to regulatory approval in both the United States and in foreign countries. The following discussion outlines the various kinds of reviews to which our products may be subjected before receiving approval for marketing in the United States and abroad.

REQUIREMENTS IN THE UNITED STATES

         The production, distribution and marketing of our products and IBC's research and development activities are subject to regulation for safety, effectiveness and quality by numerous governmental authorities. In the United States, drugs are subject to extensive federal regulation, ordinarily including the requirement of approval by the FDA before marketing may begin, and, to a lesser extent, state regulation. The Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, and other federal and state statutes and regulations apply, among other things, to the testing, manufacture, safety, efficacy, labeling, distribution, storage, record keeping, approval, advertising, marketing and sale of our products. Product development and approval within the regulatory scheme will vary based on the type of product, required testing and the desired product claims and could take a number of years and involve the expenditure of substantial resources.

         The standard process required by the FDA before a new drug may be marketed in the United States includes:

     -    preclinical laboratory and animal tests;

     - submission to the FDA of an application for an investigational new drug;

     - preliminary testing of the drug in people to evaluate the drug and its manner of use; and

     - adequate and well-controlled testing of the drug in people to establish the safety and effectiveness of the drug for its intended use.

         Domestic and foreign manufacturing establishments, such as CCP, the sole manufacturer of the IBC formulation, are subject to inspections by the FDA and by other federal agencies and by state and local agencies, and must comply with current good manufacturing practice requirements. If the FDA or other agencies note violations during an inspection, distribution of clinical materials for investigational use or production lots for commercial use may be halted and, possibly, other sanctions imposed. Commercial marketing of our existing and proposed products (other than our antibacterial surface disinfectant cleaner introduced in December 2000), depending on the ingredients, claims, and the outcome of the FDA's Over-the-Counter Drug Review, may occur only after approval of new drug applications by the FDA. The application review process frequently takes two to four years or longer to complete and the FDA may require IBC to perform additional studies to gain approval that may take several years to complete.

         In 1972, the FDA instituted an ongoing review process to evaluate the safety and effectiveness of over-the-counter drugs. Through this process, the FDA issues regulations called monographs that set forth the specific active ingredients, dosages, indications and labeling statements for over-the-counter drugs that the FDA generally recognizes as safe, effective and branded properly and therefore not subject to pre-market approval. Over-the-counter drugs not covered by proposed or final regulations are subject to pre-market review and approval through the New Drug Application process.

         Under the FDA's current monograph over-the-counter regulations, active product ingredients are classified as one of three categories: (i) Category 1 - ingredients recognized as safe, effective and not misbranded; (ii) Category 2 - ingredients not recognized as safe or effective, or ingredients that are misbranded; and (iii) Category 3 - ingredients that require further testing prior to being designated Category 1 or 2.

         We currently market our hand sanitizer and first-aid antiseptic product under two separate proposed monographs, a hand sanitizer monograph and a first-aid antiseptic monograph. We believe that all of our current product claims are allowable under the proposed hand sanitizer and first-aid monographs. However, benzalkonium chloride, the active ingredient in our hand sanitizer and first-aid antiseptic, is designated as a Category 1 ingredient for first-aid antiseptics and as a Category 3 ingredient for hand sanitizers.

         The monographs for hand sanitizers as well as first-aid antiseptics are proposed and we are unable to predict when the regulations will be finalized. The FDA has not announced any timetable for issuing final monographs. While it is permissible to market products with active ingredients classified as Category 3 under a proposed monograph, unless our active ingredient is included as a Category 1 ingredient in the final hand sanitizer monograph, we may not be able to identify the product as a hand sanitizer and may not be permitted to make all of the claims that we currently make. Should any changes be necessary, we believe that we would have twelve months to change our product labeling once the final regulations were issued.

         We are subject to federal, state and local environmental laws. We believe that we are in material compliance with applicable environmental laws in connection with our current operations.

REQUIREMENTS IN FOREIGN COUNTRIES

         There is a wide variation in the approval or clearance requirements necessary to market products in foreign countries. The requirements range from virtually no requirements to a level comparable to those of the FDA. For example, many lesser-developed countries have minimal regulatory requirements, while many developed countries, such as Japan, have conditions as stringent as those of the FDA. Many lesser-developed countries, including many countries in Africa, allow products evaluated and accepted by the World Health Organization ("WHO") to be sold. A country must request WHO acceptance before the WHO will evaluate the product. FDA acceptance is not a substitute for foreign governmental approval or clearance.

         During its period of exclusivity, our Southeast Asia distributor had not obtained applicable approvals in any of the countries within its territory.

COMPETITION

         Preventx(R) Hand Sanitizer and First-Aid Antiseptic

         There are a number of competitors in the consumer hand sanitizer market, including Dial Corporation, GoJo Industries, Colgate-Palmolive Company and Reckitt & Coleman, Inc. Most current products use a 60% or higher concentration of either alcohol or triclosan as their active ingredients. Some of the competitive products have active ingredients similar to Preventx(R). Alcohol-based hand sanitizers in the United States are sold largely based on price competition. However, we feel that the benefits of the IBC alcohol-free formula justify a slight premium over the alcohol-based products.

         Antibacterial Surface Disinfectant Cleaner and Disinfectant Surface
Spray

         There are numerous competitors in the surface cleaning market, both in the United States and worldwide, including Reckitt & Coleman Inc. (which markets the Lysol brand), Clorox Corporation and Dial Corporation. Our Coleman(R) Antibacterial Surface Disinfectant Cleaner competes directly with these brands. However, we market it as part of a complete germ protection program.

         We plan to sell the disinfectant surface spray with the IBC formulation as an antibacterial surface spray that is safe to be used near food and that does not give any after taste or odor. We expect that it will be as strong and as effective as other sprays that cannot be used near food because they are lethal to ingest. We intend to sell the product at a premium price. We believe that the IBC surface spray will compete against other surface cleaners based on product differentiation and, to a lesser extent, price. Price competition would place us at a competitive disadvantage.

         Baby Wipes

         Together, Kimberly-Clark Corporation and Proctor and Gamble Co. account for approximately 69% of the baby wipe market. All other manufacturers, including Drypers Corporation and Playtex Products, Inc. share the remaining 31% of the market. Products are classified as super-premium, premium, private label, average and low end. We believe that our baby wipe will be sold as a super premium product due to the benefits that it is expected to offer the consumer. Using a formulation similar to that found in the hand sanitizer and first-aid antiseptic, our baby wipes will be alcohol-free, non-irritating, non-toxic, anti-bacterial and long-lasting. Through additional testing to be performed by IBC, we also believe we will be able to present the product as aiding in the prevention of diaper rash. As a result, we believe that our product will have significant advantages over products on the market today and permit us to command a premium price.

         GEDA Plus(R) Microbicidal Contraceptive Gel

         There are a number of microbicidal products that are in various stages of development, several of which we believe are in or have completed Phase III clinical trials at this time. However, much controversy surrounds other products in Phase III trials whose formulations contain nonoxynol-9, which can cause genital irritation. In fact, a Phase III study of a nonoxynol-9 product completed in June 2000 resulted in a lower incidence of HIV infection for the placebo, rather than for the nonoxynol-9 product. As a result, some organizations are calling for a total ban of nonoxynol-9 products based on the premise that nonoxynol-9 actually promotes the transmission of HIV. Our gel does not contain nonoxynol-9 and, in a clinical trial, did not cause genital irritation.

         The GEDA Plus(R) microbicidal contraceptive gel, if approved in the United States, will be sold as a vaginal contraceptive gel and anti-infective barrier. The product will be sold at a premium over contraceptive gels that cannot claim an anti-infective barrier. We believe that our gel will compete against other contraceptive products on the basis of product differentiation and, to a lesser extent, price. To the extent we compete based on price, we will be at a competitive disadvantage.

         Many of our competitors have substantially greater financial and marketing resources than we have.

EMPLOYEES

         As of March 29, 2001, we employed eight full-time and one part-time personnel. These employees are involved in executive, corporate administration, operations, and sales and marketing functions.

ITEM 2.  PROPERTIES

         Our corporate facility is located in a suburb of Cleveland, Ohio and consists of approximately 2,000 square feet of executive office space. We lease this facility for a monthly base rent of $1,850. The lease expires in January 2002. We believe that our facilities are adequate for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         We are the plaintiff in an action that was filed in the United States District Court, Southern District of Florida Case No. 00-8300. In this federal court action, we brought suit against IBC, David Thornburgh, M.D., and Sara Gomez for fraud in the inducement, tortious interference with a business relationship and breach of contract in connection with our original license from IBC of certain technology. We entered into a settlement agreement with IBC on August 9, 2000. This case against IBC was settled by the filing of a Stipulation of Dismissal with the United States District Court on August 17, 2000.

         In this federal court action, a company called Optima Holding Co. Ltd. intervened claiming that it has an exclusive prior right to use the same technology by virtue of a joint venture agreement entered into between IBC and Optima. Optima has asserted claims against us for injunctive relief, conversion and tortious interference with a business relationship. On August 18, 2000, Optima, together with Mercury Technology Corp. (Delaware) and Mercury Technology Corp. (Bahamas) (collectively "Mercury") amended its original intervention complaint to add two counts of patent infringement against both us and IBC, alleging that we willfully infringed U.S. Patent Nos. 3,594,468 and 4,321,277. Empyrean and IBC have each filed motions in the federal action seeking the dismissal of Mercury's patent infringement claims. Mercury has since dropped its claim of infringement of U.S. Patent No. 3,594,468. As noted above, although we have settled our claims against IBC and have filed a dismissal of the federal action, this may not dismiss the intervention by Optima and Mercury.

         We are also a defendant in an action that was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This state court action alleges that we tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. In two separate actions that have now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury, and IBC sued various individuals of Optima and/or Mercury for fraudulent inducement and civil theft. Optima and Mercury also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. The state court action was informally abated while the parties pursued their remedies in the federal action. If the federal action is dismissed, it is likely that the state court action will resume. If we are not successful in the state court action, or in the federal court action, we could lose the right to market, sell or manufacture our hand sanitizer and first-aid antiseptic lotion and towelette products and other products currently under development. Should any court judgment be entered precluding our rights to the products, IBC has agreed as part of our overall litigation settlement to secure its obligations to us by granting us the highest priority perfected security interest IBC is permitted to assign in IBC's rights in commercializing the products in the United States.

         We are also a defendant in an action that was filed by Integrated Commercialization Solutions, Inc. on November 14, 2000 in the United States District Court, Central District of California, Southern Division. The action alleges that we breached a contract and seeks damages of at least $445,000 plus interest and attorneys fees. We subsequently obtained a transfer of the venue of this action to the United States District Court, Northern District of Ohio. This case is in the early stages and has not yet been docketed in the Ohio court. We intend to defend the suit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the security holders for a vote during the last quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is publicly traded on the Over-The-Counter Bulletin Board under the ticker symbol "EMDG." There are approximately 6,000 holders of our common stock. We have never paid dividends on our common stock and have no current plans to do so. The following table presents the high and low closing bid prices of the common stock for the periods indicated. The quotations were obtained from the website located at www.thomsoninvest.net and reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                    HIGH               LOW
                2000
                Fourth Quarter                    $  0.79            $  0.24
                Third Quarter                     $  1.41            $  0.50
                Second Quarter                    $  1.94            $  0.50
                First Quarter                     $  3.56            $  0.50

                1999
                Fourth Quarter                    $  0.80            $  0.45
                Third Quarter                     $  1.00            $  0.62
                Second Quarter                    $  1.01            $  0.48
                First Quarter                     $  1.03            $  0.35

                     RECENT SALES OF UNREGISTERED SECURITIES

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

         We sold common stock for cash at the prices and during the periods provided as follows: during the fourth quarter of 1998, 1,000,000 shares at a price of $0.50 per share and warrants to purchase 1,000,000 shares at an exercise price of $0.50 per share were issued to nine purchasers; during the first quarter of 1999, 360,000 shares at price of $0.50 per share and warrants to purchase 360,000 shares at an exercise price of $0.50 per share were issued to four purchasers; during the second quarter of 1999, 600,000 shares at a price of $0.50 per share and warrants to purchase 600,000 shares at an exercise price of $0.50 per share were issued to three purchasers; and during the fourth quarter of 1999, 1,500,000 shares at an exercise price of $0.50 per share were purchased by 12 purchasers. During the first quarter of 2000, 2,904,000 shares at a price of $0.50 per share were purchased by 18 purchasers. Purchasers of the 1,500,000 shares in the fourth quarter of 1999 and the 2,904,000 shares in the first quarter of 2000 are also entitled to warrants to purchase 1,101,000 shares at $0.50 per share for 24 months. During the fourth quarter of 2000, one purchaser bought 125,000 shares at a price of $0.40 per share. During January and February of 2001, one purchaser bought 125,000 shares at a price of $0.41 per share. Of the above purchasers, approximately 11 invested in more than one of the above private placements. The offers and sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of Regulation D promulgated thereunder. No advertising or general solicitation was employed in offering the securities. The securities were offered to a limited number of persons, all of whom were business associates or vendors of Empyrean or its executive officers and directors, and transfers of the shares were restricted by Empyrean in accordance with the requirements of the Securities Act of 1933 (the "Securities Act"). All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and that they understood the speculative nature of their investment. Proceeds from the above sales of common stock were used for working capital, to retire outstanding indebtedness, and for general corporate purposes. All unregistered shares of common stock issued in the above transactions, except 125,000 shares issued to one purchaser in 2001, were registered through our Registration Statement on Form S-4, which was declared effective on January 31, 2001.

SALES OF DEBT AND WARRANTS FOR CASH

         Convertible debentures were issued to four accredited purchasers during the third quarter of 1998. The debentures were in the aggregate principal amount of $600,000. The debentures were convertible into common stock at a conversion price of the lower of $0.8588 or 70% of the per share market value of the common stock for the five trading days immediately preceding the conversion date. In addition, these same purchasers received warrants to purchase common stock at an adjustable exercise price of $0.8588. All of the debentures were converted into common stock and all of these warrants are currently outstanding. The offering of convertible debentures and warrants was exempt from registration under Rule 504 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The securities were offered to a limited number of persons, all of whom were business associates of Empyrean or its executive officers and directors, and transfers of the shares were restricted by Empyrean in accordance with the requirements of the Securities Act. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and that they understood the speculative nature of their investment.

         Since 1998, convertible debentures and warrants have been converted into or exercised for an aggregate of 4,533,126 shares of common stock. As of March 29, 2001, we have no convertible debt securities outstanding and warrants to purchase 2,564,504 shares of our common stock are outstanding. The shares of our common stock underlying outstanding warrants were registered on our Registration Statement on Form S-4, which was declared effective January 31, 2001.

OPTION GRANTS

         Since 1998, we have granted options to purchase an aggregate of 13,412,082 shares of common stock at a weighted average exercise price of $0.62 per share to directors, executive officers, employees, advisors and consultants. The offer of these securities was deemed to be exempt from registration under the Securities Act under Rule 701 of Section 3(b) of the Securities Act and
Section 4(2) of the Securities Act. The options were granted under compensatory benefit plans and contracts relating to compensation. Options issued in the above transactions have been exercised for 4,121,875 shares. As of March 29, 2001, options to purchase 8,260,601 shares remain outstanding. The shares of our common stock underlying outstanding options were registered on our Registration Statements on Form S-4, which was declared effective January 31, 2001, and on Form S-8, which was filed and became effective on March 28, 2001.

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

         In July 1998, in exchange for exclusive distribution rights for the hand sanitizer and first-aid antiseptic lotion, we issued 225,000 shares of common stock to Prevent-X, Inc.

         In the third quarter of 1998, as fees for services related to the introduction of our hand sanitizer and first-aid antiseptic lotion, we issued 25,000 shares to Mr. Ed Rolquin. In the third quarter of 1998, as a fee for research and development services, we issued 25,000 shares of common stock to Mr. Al Rubenstein.

         In November 1998, in settlement for incurred and assumed debt in the amount of $89,236, we issued 114,405 shares of common stock to one of our creditors.

         In November 1998, in settlement for an obligation resulting from an attempted business venture with another party, we issued 197,247 shares to five owners of the other party. This venture related to our attempt to distribute HIV and Trichomonas diagnostic test kits in Europe.

         In January and May 1999, we issued warrants to purchase 250,000 shares of common stock at $.01 per share and 500,000 shares of common stock at $0.50 per share to Uptic for financial advisory services and for Uptic's introductions of Empyrean to distributors and customers. Uptic exercised the warrants to purchase 250,000 shares of common stock at $.01 in August 1999.

         In March 1999, in exchange for exclusive rights to licensed products in Canada, we issued 100,000 shares of common stock to Farida Darbar.

         In May 1999, in settlement for incurred and assumed debt in the amount of $49,230, we issued 71,660 shares of common stock to one of our creditors.

         In December 1999, we issued 675,000 shares of common stock and warrants to purchase 168,750 additional shares of common stock at $0.50 per share to Uptic and Richard C. Adamany and Bennett S. Rubin, officers and now directors of the Company, in satisfaction of $337,500 in aggregate notes payable indebtedness.

         In February 2000, we issued 596,000 shares of common stock and warrants to purchase 149,000 additional shares of common stock at $0.50 per share to Messrs. Adamany and Rubin, Andrew J. Fishleder, MD, a director of the Company, and two unaffiliated creditors, in satisfaction of $298,000 in aggregate notes payable indebtedness.

         In February 2000, we issued 476,050 shares of common stock and warrants to purchase an additional 119,012 shares of common stock at $0.50 per share to IBC in satisfaction of $238,025 of royalties payable.

         In August 2000, as part of the settlement of all outstanding legal claims between the two companies and the establishment of a joint venture company, we issued 5,000,000 shares of common stock, valued at $3,300,000, to IBC.

         In November 2000, we issued 450,000 shares of common stock valued at $168,750 to Uptic and Messrs. Adamany and Rubin as consideration for their personal guarantees of a $1,000,000 line of credit extended to the Company by a bank.

         In December 2000, we issued 1,305,617 shares to four vendors to settle outstanding trade accounts payable in the amount of $522,247. Included in this amount is 113,247 shares issued to Uptic to settle $45,299 of trade accounts payable.

         The above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were business associates of Empyrean or executive officers and/or directors of Empyrean, and transfer was restricted by Empyrean in accordance with the requirements of the Securities Act. All persons were accredited or sophisticated investors, represented that they were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and that they understood the speculative nature of their investment. All unregistered shares of common stock outstanding were registered through our Registration Statement on Form S-4, which was declared effective on January 31, 2001.

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

         Forward looking statements reflect our current views concerning future events and financial performance and speak only as of the date the statements are made. These forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this annual report, including the notes to the consolidated financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are as follows:

     - FDA decisions regarding the active ingredient in our hand sanitizer and first-aid antiseptic product may adversely affect the way we market this product. This could result in a loss of sales, which may result in us going out of business.
     - We may not be able to obtain sufficient capital to fund our operations and, as a result, we may cut back or discontinue operations or limit our business strategies.
     - Current litigation may adversely affect one of our primary licenses and we could lose our rights to make or sell our products and be unable to generate revenues.
     - We expect to incur losses for the foreseeable future and continued losses could result in our inability to fund business operations and cause our stock price to decline.
     - Existing or potential markets may not accept our products and we may experience an inability to generate revenue or profits.
     - Adverse product publicity and product recalls of other products may have a negative effect on the sales or acceptance of our products and could result in a loss of revenues or affect our ability to ever become profitable.
     - We may incur significant liabilities and expenses if our products cause personal injury or property damage.
     - We have limited sales, marketing and distribution capabilities and rely extensively on third parties to market and distribute our products. The failure or unwillingness of these parties to market our products could limit our ability to generate revenues or profits.
     - We have no internal manufacturing capability and depend heavily upon third party suppliers, and the inability or unwillingness of these third parties to supply our products could result in interruptions of our product supply capability and a loss of customers and revenues.
     - We are subject to intense competition and pricing pressures from substantially larger competitors which can limit our ability to ever make a profit.

     - We depend on key employees for our success and the loss of our key employees could limit our success.

     - Government regulation of our products may prevent us from selling our current product or may result in delays in launching or selling future products, and can significantly increase our costs.

     - The protection of our rights to our products may not be complete and this could impair our ability to successfully compete against others.

     - We have a limited product line and our inability to successfully market any one or a few of our products could cause a significant decline in our revenues or future profitability.

     - We have no research and development rights under our license agreement with IBC and our success depends in part on IBC's research and development efforts. IBC's inability to develop new products or improvements of existing products may harm our future profitability and ability to generate revenues.

     -    Our inability to manage growth may strain our resources and systems.

     - International sales of our products through our joint venture with IBC could expose us to currency fluctuations and other special risks which could limit our ability to generate profits or cause operating losses.

     - The lack of a mature trading market for our common stock and because our common stock is subject to "penny stock" rules of the United States Securities and Exchange Commission ("SEC"), transactions in our stock are cumbersome and may reduce the value of an investment in our stock.

     - There are a large number of shares underlying our warrants and options that may be available for future sale and the sale of these shares may depress the market price of our common stock.

     - Our stock price may be volatile due to factors beyond our control which could subject the value of our shares to rapid decline.

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

INTRODUCTION

         In 1998, we acquired certain rights to use a microbicide formulation from International Bioscience Corporation. We market, sell and distribute innovative personal care products based on this and other third party or purchased formulations that are intended to prevent the spread of infectious disease. To date, we have introduced three product lines under our complete germ protection program. The first, a Hand Sanitizer and First-Aid Antiseptic lotion is marketed under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands. During the fourth quarter of 2000, we began selling our new line of antibacterial towelettes under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands. In December 2000, we announced the introduction of the Coleman(R) Antibacterial Surface Disinfectant Cleaner, which can remove most of the organisms present on surfaces that can cause infectious disease. The Antibacterial Surface Disinfectant Cleaner is not based on the IBC formulation, but is a formulation sub-registered from a third party that is registered with the EPA. The introduction of this product allows us to offer our customers a more complete line of infectious disease prevention products. In accordance with the settlement of our suit with IBC, new product development is vested in the joint venture formed with IBC. Our marketing personnel and IBC's scientific personnel share new product development responsibilities. We perform the market research to determine, amongst other things, the product claims that we would like to make while IBC develops the formulation to meet these claims, performs the required testing and insures compliance with the appropriate government regulations. Additional preventative products that we anticipate marketing utilizing formulations similar to the one used in our hand sanitizer and first-aid antiseptic include a disinfectant surface spray, baby wipes, and the GEDA Plus(R) microbicidal contraceptive gel. Our disinfectant surface spray that is based on the IBC formulation must obtain regulatory approval from the FDA to enable us to market the product for use on food surfaces, which we estimate will take at least 12 months. When the IBC formulation has been approved by the FDA and is available for sale, we intend to introduce it as an improved product offering to the antibacterial surface disinfectant cleaner that we announced in December 2000. IBC plans to apply for an Investigative New Drug (IND) number from the FDA for the baby wipes subsequent to the receipt of an IND number for the GEDA Plus(R) microbicidal contraceptive gel. An IND number will enable IBC to commence testing that will be recognized by the FDA. We estimate that the testing and approval process for the baby wipes will take at least six months from the receipt of the IND number. The application process to obtain an IND number for the GEDA Plus(R) microbicidal contraceptive gel is underway. The gel must undergo clinical trials and obtain regulatory approval prior to marketing. The gel will be tested to determine its effectiveness in preventing HIV as well as other sexually transmitted diseases, all of which have different rates of transmission as well as gestation periods for infection within the human body. As a result, we anticipate the clinical trials for certain sexually transmitted diseases will require a minimum of six months while other sexually transmitted diseases such as HIV will require at least 18 months from the receipt of the IND number.

         The limited revenues and substantial start-up costs associated with introducing our new line of preventative products have significantly affected our current financial condition and operations. We have had limited revenues and have sustained substantial losses from operations in recent years and have an accumulated deficit.

         We incurred net losses in 1999 and 2000 and expect to incur net losses at least through 2001. We expect operations to generate negative cash flow at least through 2001 and we do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. These factors raise doubts about our ability to continue as a going concern and our audit report contains an explanatory paragraph with respect to this matter.

         We expect to generate substantially all of our revenues in the future from increased sales of our current line of Preventx(R) preventative products as well as additional preventative products that we can market utilizing IBC formulations similar to the one used in our hand sanitizer and first-aid antiseptic as well as other third-party formulations.

         In addition to cost of goods sold, which we expect to vary somewhat proportionately with sales over time, significant cost and expense items include salaries and benefits, consulting fees, royalties, distribution rights, office and administration, advertising, and legal and accounting, all of which, in total, significantly exceeded our total revenues for 1999 and 2000. Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2000 and December 31, 1999

         Our total revenues in 2000 were $580,000 compared with $662,000 in 1999. Revenues in 2000 consisted totally of product sales whereas 1999 revenues consisted of $112,000 of product sales and $550,000 of revenues related to the granting of Southeast Asia distribution rights. Product sales in 2000 increased 418% over 1999. The product sales increase was driven by an increase in sales to Wal-Mart Stores, Inc., which comprised 56% and 13%, respectively, of total product sales in the years 2000 and 1999, and the addition of several new retail customers including the Eckerd drugstore chain, Weis Markets, Phar-Mor Inc., Do-It Best, Giant Eagle, Amway, Marc Glassman Inc., Discount Drug Mart, Heinen's, and All Sports.

         Our gross margin from product sales decreased to 46% in 2000 compared to 66% in 1999. Sales in 2000 were primarily to retail customers, which generally yield higher volumes but lower selling prices than the institutional channel into which we primarily sold in 1999. Additionally, product costs are higher in the retail channel due to the cost of labeling and packaging to effectively reach the end consumer.

         Cost of sales for 2000 includes an inventory reserve of $87,000 for surplus inventory and cost of sales for 1999 includes a write-down of inventory of $71,000 that pertains to certain products in inventory that were deemed to be unsaleable.

         Operating expenses increased to $8,563,000 in 2000 from $5,174,000 in 1999 primarily due to the following:

     - Litigation settlement expenses of $5,457,000 related to the lawsuit and subsequent settlement agreement with IBC were incurred in 2000 compared to $0 in 1999.

     - Royalty expense decreased to $80,000 in 2000 from $505,000 in 1999 as a result of the elimination of minimum royalty payments to IBC in 2000. A minimum royalty to IBC of $490,000 was accrued in 1999. Partially offsetting this benefit is an increase in the IBC royalty rate from 2% of net sales to 5% of net sales beginning August 9, 2000, sub-license royalty expenses associated with increased sales of our hand sanitizer and first-aid antiseptic in 2000, and royalties related to licensing agreements with The Coleman Company, Inc. and Sunbeam Corporation that were in place for a full year in 2000 compared to only the last quarter of 1999.

     - Restructuring expense was $(59,000) in 2000 compared to $345,000 in 1999. A restructuring reserve of $345,000 was established in 1999 for estimated costs related to the relocation of the corporate headquarters to a more cost effective location, a facility closure, involuntary termination benefits, and the write-down of abandoned fixed assets to estimated fair value less cost to sell. All reorganization costs were paid in 2000 and $59,000 of the reserve was credited to income.

     - Charges related to third party distribution of our products decreased to $96,000 in 2000 from $453,000 in 1999. We reduced distribution costs by changing to an Ohio-based third party distributor in March 2000, which also provides infrastructure services including distribution, order entry, warehousing, customer service and billing services.

     - Consulting expenses declined to $218,000 in 2000 compared to $1,199,000 in 1999 as a result of a reduction in the usage of consultants and fewer stock option grants to consultants. In addition, in 1999 we incurred consulting services of $330,000 in connection with our Southeast Asia distribution agreement.

     - Sales promotion and advertising expense increased to $905,000 in 2000 compared to $562,000 in 1999 as a result of increased spending related to new product introductions, redesigned point-of-purchase displays, radio and print advertisements, and the development of a web site for on-line consumer sales.

         Interest expense decreased to $90,000 in 2000 from $174,000 in 1999 due to a lower average level of debt outstanding in 2000 and reduced expense in 2000 related to the fair value of option, warrant, and share grants to promissory note holders and guarantors.

We incurred a net loss in 2000 of $8,459,000 compared to a net loss of $4,785,000 in 1999. The losses in 2000 and 1999 were primarily due to limited revenues that were substantially exceeded by our costs of operations, and in 2000, the expense related to the lawsuit and settlement with IBC. Our loss per share for 2000 was $0.22 compared to a net loss per share of $0.17 in 1999. The loss per share increased primarily as a result of the factors affecting net loss as discussed above, partially offset by an increase in the weighted average number of shares outstanding to 37,701,563 in 2000 from 28,107,987 in 1999.

Comparison of Years Ended December 31, 1999 and December 31, 1998

         Our total revenues in 1999 were $662,000 compared with $10,000 in 1998. Revenues in 1999 consisted of sales of the Preventx hand sanitizer product introduced in late February 1999 in the amount of $112,000 and proceeds of the sale of Southeast Asia distribution rights in the amount of $550,000. Deferred revenue in the amount of $100,000 will be recorded as revenue at the earlier of the first $100,000 of product shipped to Durstrand, our Southeast Asia distributor, or termination of the agreement. In 1998, revenues of $10,000 represented sales of products under development for use as samples.

         Cost of sales for 1999 includes a write-down of inventory of $71,000 that pertains to certain products in inventory that were deemed to be unsaleable.

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

         Operating expenses increased to $5,174,000 in 1999 from $2,973,000 in 1998 primarily due to the following:

     - Administrative fees relating to our relationship with Integrated Commercialization Solutions (ICS), a division of Bergen Brunswig Corporation, were $453,000 in 1999 compared to $40,000 in 1998. ICS provided infrastructure services including distribution, order entry, warehousing, billing, customer service and marketing services. We terminated this relationship on March 2, 2000.

     - We incurred sales promotion and advertising expenses of $562,000 in 1999 compared to $136,000 in 1998. The advertising expenses incurred in 1999 were primarily due to our emphasis on marketing and selling our hand sanitizer.

     - Legal and accounting expenses increased to $534,000 in 1999 compared to $198,000 in 1998. The increase in 1999 resulted primarily from legal and accounting expenses related to our registration statement and filings with the SEC and costs associated with defending various lawsuits.

     - Expenses for royalties increased to $505,000 in 1999 from $245,000 in 1998 primarily due to a guaranteed minimum royalty payment of $490,000 in 1999 compared with $245,000 in 1998. Our original agreement with International Bioscience Corporation, under which we acquired the rights to market and distribute our current line of preventative products, provided for future minimum guaranteed payments that increased significantly in each year of the contract. The original license agreement was replaced with a new agreement in August 2000 that eliminates the minimum royalty retroactive to January 1, 2000 and increases the royalty rate from 2% of net sales to 5% of net sales. See Note 9 to our Consolidated Financial Statements.

     - Expenses for distribution rights decreased to $70,000 in 1999 from $273,000 in 1998 due to the 1998 payment for exclusive worldwide distribution rights to the IBC formula except in Hong Kong, Taiwan and Africa and the 1999 payment for Canadian IBC formula distribution rights.

     - Consulting expenses increased to $1,199,000 in 1999 from $849,000 in 1998. This increase resulted primarily from consulting services in the amount of $330,000 provided on behalf of the Company in conjunction with the Durstrand distribution agreement.

     - The Company recorded a restructuring charge of $345,000 in 1999 compared to $0 in 1998. The charge consisted of involuntary termination benefits of $263,000 and other related reorganization costs of $82,000 resulting from a business reorganization approved by the Board of Directors in December 1999 that included a facility closure, relocation of the corporate headquarters into a more cost effective location, severance costs for two Arizona based personnel and the write down of abandoned fixed assets to estimated fair value less cost to sell. As of December 31, 2000, reorganization costs of $286,000, constituting all the reorganization costs, have been paid and $59,000 of the charge was credited to income in 2000.

         Interest expense increased to $174,000 in 1999 compared to $0 in 1998 due to interest accrued on promissory notes and the amortization of the fair value of warrants issued to promissory note holders in 1999.


LIQUIDITY AND FINANCIAL POSITION

         To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock, the conversion of debt to common stock, and the exercise of warrants and options. During the fiscal years 1998, 1999 and 2000, we raised a total of $5,517,000 through these means. We also issued stock to satisfy $5,689,000 of obligations, including stock valued at $3,300,000 that was issued to settle the litigation with IBC. Until we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing to fund our operations. At December 31, 2000, cash and cash equivalents totaled $34,000, a decrease of $252,000 from December 31, 1999. Current liabilities at December 31, 2000, consisting primarily of accounts payable, accrued liabilities and short-term debt, exceeded current assets by $1,857,000.

         During 2000, net cash used in operating activities was $2,673,000, primarily due to a net loss of $8,459,000 less non-cash charges of $5,327,000 relating to the issuance of common stock and options to purchase common stock and an increase of $586,000 in accounts payable and accrued expenses.

         In the year ended December 31, 2000, net cash flow from financing activities was $2,431,000, resulting from the sale of common stock and the exercise of options and warrants in the amount of $1,907,000, the issuance of short-term promissory notes totaling $250,000 with offsetting payments of the notes in the amount of $150,000, and borrowings under a bank line of credit of $424,000.

         On February 23, 2000, we completed a private placement of 6,151,050 shares of common stock that generated gross proceeds of $3,076,000. Of this amount, cash proceeds of $750,000 and $1,452,000 were received in the fourth quarter of 1999 and the first quarter of 2000, respectively, and $874,000 resulted from the conversion of promissory notes and royalties payable to common stock.

         In December 2000, we completed a private placement of 1,305,617 shares of common stock to four vendors who purchased the shares in exchange for cancellation of $522,247 in trade payable indebtedness owed by the Company. In addition, 125,000 shares of common stock were sold to an officer of the Company for $50,000.

         Our future royalty requirements will affect liquidity. We are required to pay royalties to various licensors, including IBC, of up to 17% of net sales. The settlement with IBC will have a favorable effect on near-term liquidity as a result of the elimination of the minimum royalty payment. The previous license agreement required a minimum royalty payment of $735,000 to be paid no later than January 30, 2001. This payment was eliminated by the new licensing agreement.

         As of December 31, 2000, we had no capital expenditure obligations.

         We have previously disclosed that we would need to raise additional capital during fiscal year 2000 or secure a line of credit. In November 2000, we secured a one-year, $1,000,000 revolving line of credit from a bank with an interest rate equal to the bank's prime rate plus 1/2%. The line of credit is secured by the personal guarantees of several officers and directors and their spouses, which in turn are secured by the assets of the Company. As consideration for their guarantees, we granted these officers and directors, collectively, 450,000 shares of the Company's common stock valued at $169,000. In March 2001, an additional 120-day credit facility of $250,000 was obtained from a bank with an interest rate equal to the bank's prime rate plus 1%. This facility is secured by the guarantee of a director and a company wholly owned by the director. As consideration for the guarantees, we granted 112,500 shares of the Company's common stock, valued at $39,000, to the guarantors. As of March 29, 2001, borrowings of $1,165,000 were outstanding under the two lines of credit. We plan to repay outstanding borrowings under the two lines of credit in 2001 through additional debt or equity financing. However, there can be no assurance that such debt or equity financing will be available on favorable terms or at all.

         We anticipate a substantial increase in cash outlays associated with increased marketing and sales of our Preventx(R) preventative product line. Although the IBC settlement requires us to use reasonable efforts to expend up to $10,000,000 over five years to market licensed products in the territory, we believe that 100% of our expenditures will qualify to satisfy this commitment since we are purely a sales and marketing company whose products are primarily derived from the IBC formulations. We do not believe that incremental outlays beyond the level projected in our business and marketing plans will be needed solely to satisfy the IBC settlement commitment.

         We will incur additional expenditures associated with the market development of additional preventative products that we can market utilizing similar formulations to the one used in our hand sanitizer and first-aid antiseptic. These cash outlays could include, but are not limited to, market testing, package design, advertising, point of sale displays, inventory purchases and a sales and marketing campaign. Our investment in working capital is also expected to increase as we broaden our product line and obtain new customers. Additionally, if the joint venture company formed as part of the settlement with IBC incurs net cash outlays, we may be obligated to make capital contributions to, or arrange financing for, the joint venture.

         We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of either debt or equity instruments. We may also pursue a working capital line of credit to be secured by our accounts receivable and inventory. However, such funds may not be available on favorable terms or at all. To repay borrowings under the line of credit, maintain our current expense level of approximately $3,000,000 to $4,000,000 per year and meet the costs associated with our increased marketing, sales and market development efforts, it is likely that we will need to raise a minimum of $3,000,000 to $5,000,000 of additional capital during fiscal year 2001, dependent upon the magnitude of funds generated from operations. We expect cash receipts from customers to increase in 2001 due to greater anticipated sales volume from additional customers and a broader product line. The 2001 financing requirement may exceed our historical funding requirement, which averaged approximately $4,000,000 per year in the fiscal years 1998, 1999 and 2000. Also, should the FDA issue final regulations that are consistent with its current proposed regulations with respect to our hand sanitizer and first-aid antiseptic, we may experience an adverse effect on liquidity. Although we believe we would have twelve months to address any changes which may be necessary regarding the labeling of our hand sanitizer and first-aid antiseptic, the effort required to undertake the changes may cause our financial condition and results of operations to deteriorate and our business may ultimately fail.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9.       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Lawrence D. Bain inadvertently failed to timely report on Form 4 his August 2000 acquisition of voting control over shares of common stock issued to IBC as part of the legal settlement and establishment of the joint venture. The required form was filed September 21, 2000. Brenda K. Brown inadvertently failed to timely report on Form 4 a stock option grant in August 2000. The required form was filed September 21, 2000. Michael Cicak inadvertently misstated his beneficial ownership on his Form 3 filing for November 1999 and filed an amended Form 3 on September 21, 2000. Stephen D. Hayter inadvertently misstated his beneficial ownership on his Form 3 filing for November 1999 and filed an amended Form 3 on September 21, 2000. Stephen D. Hayter inadvertently misstated his beneficial ownership on his Form 4 filing for January 2000 and filed an amended Form 4 on September 21, 2000.


                DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

         The following table sets forth the names of all of our current directors and executive officers as of March 29, 2001, with each position and office held by them and their periods of service in the capacities listed.

                                                                                    Year First
                                                                                    Elected or
             Name                 Age          Position With the Company            Appointed      Year Term Expires
             ----                 ---          -------------------------            ----------     -----------------
Lawrence D. Bain                  51    Chairman of the Board of Directors                 1999             2003
Richard C. Adamany                48    President and Chief Executive Officer              1999             2004
                                        and Director
Bennett S. Rubin                  43    Executive Vice President, Chief                    1999             2004
                                        Operating Officer, Secretary and
                                        Director
Robert G.J. Burg, II              44    Director                                           1998             2002
Michael Cicak                     66    Director                                           1999             2002
Andrew J. Fishleder, M.D.         48    Director                                           1998             2003
Brenda K. Brown                   40    Vice President and Chief Financial                 2000               --
                                        Officer

         Starting with the election of directors by stockholders on March 20, 2001, the Board of Directors was divided into three classes with each director serving a three-year term after the initial term. Stockholders will elect the directors of each Class for three-year terms at the appropriate annual meetings of stockholders.

         Mr. Bain was appointed a director on August 6, 1999 and became Chairman of the Board on January 1, 2000. His current term will expire in 2003. Mr. Bain has served as a Senior Vice President in the investment banking division of Stifel, Nicolaus & Company, Incorporated since 1999. Previously, Mr. Bain was a Managing Director with Everen Securities and a Senior Vice President with both Morgan Stanley Dean Witter and E.F. Hutton Company. Mr. Bain also wholly owns Uptic Investment Corp., which provides financial advisory services. He currently serves as a trustee for Cleveland's Leprechaun Society charity.

         Mr. Adamany was appointed Executive Vice President, Chief Operating Officer and Chief Financial Officer on September 7, 1999 and was promoted to President, Chief Executive Officer and Chief Financial Officer on January 1, 2000. On August 1, 2000, Mr. Adamany relinquished the title of Chief Financial Officer upon the appointment of Brenda K. Brown to that position. He was elected a director on March 20, 2001. His current term will expire in 2004. Prior to joining Empyrean, Mr. Adamany was a 50% owner of Premier Enterprise Partners, LLC, a company formed to acquire, operate and grow companies pursuing long-term capital gains. Mr. Adamany was Executive Vice President and Chief Operating Officer of Advanced Lighting Technologies from 1997 to 1998. From 1992 to 1996, Mr. Adamany was Senior Vice President, Treasurer and

Chief Financial Officer of Health O Meter Products Inc. which acquired Mr. Coffee, Inc. where he held the same position.

         Mr. Rubin was appointed Executive Vice President and Chief Marketing Officer and Secretary on September 7, 1999 and was promoted to Executive Vice President, Chief Operating Officer and Secretary on January 1, 2000. He was elected a director on March 20, 2001. His current term will expire in 2004. Prior to joining Empyrean, Mr. Rubin was a 50% owner of Premier Enterprise Partners, LLC, a company formed to acquire, operate and grow companies pursuing long-term capital gains. During 1998, Mr. Rubin was Senior Vice President, Sales of Advanced Lighting Technologies, Inc. From 1995 to 1998, Mr. Rubin held several senior management positions at Invacare Corporation, including Vice President, Marketing and Marketing Services. From 1989 to 1995, Mr. Rubin was Vice President of Sales and Marketing of The Genie Company.

         Mr. Burg was appointed a director on November 20, 1998. His current term will expire in 2002. Mr. Burg has over twenty years experience in sales and marketing. Mr. Burg is currently the President and CEO of SwimEX, a manufacturer of hydrotherapy pools designed for rehabilitation and sports specific training. From January 1998 through January 1999, Mr. Burg was the President of Profile Sports, a golf networking company. Between 1990 and 1998, Mr. Burg was employed by Royal Grip, Inc./Roxxi Caps, which manufacturers and distributes golf grips and sports headwear, and was its President between February 1995 and January 1998. In 1998 and 1999, Mr. Burg was a director of Royal Precision, Inc. which manufactures and distributes golf grips.

         Mr. Cicak was appointed a director on May 26, 1999. His current term will expire in 2002. Mr. Cicak is currently the President and director of McMaster Motor Inc., a newly formed private company and was the President of Solar Cells, Inc., a private holding company from 1996 to 2000. He is currently a member of the Board of Directors of the University of Findlay in Ohio and serves on several corporate boards including First Solar, LLC and Autom.

         Dr. Fishleder was appointed a director on November 20, 1998. His current term will expire in 2003. Dr. Fishleder has been the Chairman of the Division of Education of the Cleveland Clinic Foundation since 1991 and currently serves on its Board of Governors and Medical Executive Committee. Dr. Fishleder is a pathologist and has been a member of the staff of the Cleveland Clinic Department of Clinical Pathology since 1982.

         Ms. Brown was appointed Vice President and Chief Financial Officer on August 1, 2000. Prior to joining Empyrean, Ms. Brown was Vice President and Controller of Republic Technologies International LLC from 1998 to 1999 and held various financial positions with TRW Inc. from 1984 to 1998 including Director, Finance, Seat Belt Systems.

         The directors have served in their respective capacities since their election or appointment and will serve until the their respective terms expire or until a successor is duly elected, unless the office is vacated in accordance with our Articles of Incorporation. The executive officers are appointed by the Board of Directors to serve until the earlier of their resignation or removal with or without cause by the directors.

         There are no family relationships between any directors or executive officers.

BOARD COMMITTEES

         The Board of Directors has an Audit Committee and a Compensation Committee. No Compensation Committee meetings occurred in 1999 or 2000. The Audit Committee met three times in 2000. The Audit Committee is responsible for, among other things, evaluating the Company's accounting principles and its system of internal accounting controls. The Compensation Committee acts on matters related to the compensation of directors, senior management and key employees. On February 9, 2000, the Board of Directors appointed Lawrence D. Bain as Chairman of the Compensation Committee and Dr. Andrew J. Fishleder as Chairman of the Audit Committee.

DIRECTOR COMPENSATION

         Non-employee directors receive:

     - a quarterly retainer of $2,500, plus $500 per committee meeting attended to be issued quarterly in the form of common stock at the prevailing market rate or cash;

     - a grant of stock options to purchase 100,000 shares of our common stock upon election by the stockholders, subject to board approval; and

     - reimbursement for out-of-pocket expenses associated with attending Board and committee meetings.

         Employee directors receive no additional compensation for serving on the Board.

The stock options granted to non-employee directors are granted at an exercise price equal to the fair market value of the common stock on the date of grant, are fully vested at date of grant, and expire ten years from the date of grant.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table is a summary of the compensation paid to our Chief Executive Officer and each executive officer that earned over $100,000 in total salary and bonus for each of our three most recently completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                             ANNUAL COMPENSATION                      COMPENSATION AWARDS
                                                                                       SECURITIES UNDER
   NAME AND PRINCIPAL                                             OTHER ANNUAL       OPTIONS GRANTED/SARS        ALL OTHER
        POSITION            YEAR    SALARY($)     BONUS($)(3)    COMPENSATION ($)         GRANTED (#)         COMPENSATION ($)
        --------            ----    ---------     -----------    ----------------         -----------         ----------------
Richard C. Adamany          2000    $180,000        $90,000            --                    --                     --
President and Chief         1999      49,039           --              --                 1,500,000                 --
Executive Officer (1)

Bennett S. Rubin            2000    $170,000        $85,000            --                    --                     --
Executive Vice              1999      49,039           --              --                 1,500,000                 --
President, Secretary,
and Chief Operating
Officer (1)

Brenda K. Brown             2000     $43,212        $10,500            --                   125,000                 --
Vice President and
Chief Financial
Officer (2)


(1) Messrs. Adamany and Rubin joined Empyrean in September 1999 and therefore no compensation information for 1998 is provided.

(2) Ms. Brown joined Empyrean in August 2000 and therefore no compensation information for 1999 or 1998 is reported.

(3) Bonuses shown represent amounts earned but not paid in 2000. In 2001, Messrs. Adamany and Rubin and Ms. Brown received common stock awards of 146,341, 138,212, and 17,073 shares, respectively, and will receive cash payments of $30,000, $28,333, and $3,500, respectively, in payment of bonus amounts earned in 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         PERCENT OF
                        NUMBER OF           TOTAL
                        SECURITIES      OPTIONS/SARS
                        UNDERLYING       GRANTED TO      EXERCISE OR
                       OPTIONS/SARS     EMPLOYEES IN     BASE PRICE
       NAME             GRANTED #        FISCAL YEAR      ($/SHARE)     EXPIRATION DATE
       ----            ------------     ------------     -----------    ---------- ----
Brenda Brown              125,000           28.1%           $0.66       August 7, 2010

We have never issued stock appreciation rights.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED                IN-THE-MONEY
                             SHARES                          OPTIONS/SARS                     OPTIONS/SARS
                          ACQUIRED ON      VALUE          AT FISCAL YEAR-END               AT FISCAL YEAR-END
          NAME              EXERCISE     REALIZED     EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
          ----              --------     --------     -------------------------        -------------------------
Richard C. Adamany             --           --            500,000/1,000,000                      --/--
Bennett S. Rubin               --           --            500,000/1,000,000                      --/--
Brenda K. Brown                --           --                --/125,000                         --/--


EMPLOYMENT AGREEMENTS

         Richard C. Adamany, our President and Chief Executive Officer, works under an employment agreement effective as of September 7, 1999. The stockholders elected Mr. Adamany as a director in March 2001. Mr. Adamany earned an annualized base salary of $150,000 until December 31, 1999. His annual base salary increased to $180,000 on January 1, 2000. Mr. Adamany is entitled to participate in an incentive compensation program. If Mr. Adamany is terminated without cause, we are obligated to provide Mr. Adamany twenty-four months of severance pay, a pro rata portion of his annual bonus in the year of termination and accelerated vesting of options. Mr. Adamany has the option upon termination of accepting a lump sum payment for severance pay, calculated by discounting the stream of payments owed to him using a discount rate of 15%. Mr. Adamany's bonus will be payable no later than ninety days following the close of the fiscal year that he is terminated. Mr. Adamany will also receive a lump sum payment equal to three years salary to retire certain obligations owed to the Company if he is terminated without cause. Mr. Adamany's agreement also contains confidentiality and non-compete covenants. We have agreed to indemnify Mr. Adamany for actions taken by him as an officer or director of the Company and this indemnification will survive his termination. We have agreed to continue liability insurance until five years following the termination of Mr. Adamany's employment.

         In addition, under his employment agreement, Mr. Adamany was granted options to purchase 1.5 million shares of common stock at an exercise price equal to the fair market value on December 8, 1999. The first option to purchase 50,000 shares of common stock vested upon execution of the employment agreement. Options to purchase 90,000 shares each vested on the last day of each of the second, third, fifth and sixth months following the execution of the employment agreement. Options to purchase 20,000 and 70,000 shares vested on the last day of the fourth month and the first day of the fifth month respectively. The remaining options vested in January 2001 based on the performance of Mr. Adamany and the Company as evaluated by the Board of Directors. The agreement provides that options granted to other members of management will vest upon the same performance criteria as the criteria for Mr. Adamany.

         Bennett S. Rubin, our Executive Vice President and Chief Operating Officer, works under an employment agreement effective as of September 7, 1999. The stockholders elected Mr. Rubin as a director in March 2001. Mr. Rubin earned an annualized base salary of $150,000 until December 31, 1999. His annual base salary increased to $170,000 on January 1, 2000. Mr. Rubin is entitled to participate in an incentive compensation program. If Mr. Rubin is terminated without cause we are obligated to provide Mr. Rubin twenty-four months of severance pay, a pro rata portion of his annual bonus in the year of termination, and accelerated vesting of options. Mr. Rubin has the option upon termination of accepting a lump sum payment for severance pay, calculated by discounting the stream of payments owed to him using a discount rate of 15%. Mr. Rubin's bonus will be payable no later than ninety days following the close of the fiscal year that he is terminated. Mr. Rubin will also receive a lump sum payment equal to three years salary to retire certain obligations owed to the Company if he is terminated without cause. Mr. Rubin's agreement also contains confidentiality and non-compete covenants. We have agreed to indemnify Mr. Rubin for actions taken by him as an officer or director of the Company and this indemnification will survive his termination. We have agreed to continue liability insurance until five years following the termination of Mr. Rubin's employment.

         In addition, under his employment agreement, Mr. Rubin was granted options to purchase 1.5 million shares of common stock at an exercise price equal to the fair market value on December 8, 1999. The first option to purchase 50,000 shares of common stock vested upon execution of the employment agreement. Options to purchase 90,000 shares each vested on the last day of each of the second, third, fifth and sixth months following the execution of the employment agreement. Options to purchase 20,000 and 70,000 shares vested on the last day of the fourth month and the first day of the fifth month respectively. The remaining options vested in January 2001 based on the performance of Mr. Rubin and the Company as evaluated by the Board of Directors. The agreement provides that options granted to other members of management will vest upon the same performance criteria as the criteria for Mr. Rubin.

         Brenda K. Brown, our Vice President and Chief Financial Officer, began her employment with Empyrean on August 1, 2000. Ms. Brown's annualized base salary in 2000 was $105,000 , plus an incentive compensation plan based upon the attainment of specific individual objectives as well as company performance. Ms. Brown was granted options to purchase 125,000 shares of common stock at an exercise price equivalent to the fair market value on the date of the grant. A portion of the options will vest over time while the balance of the options will vest according to the same performance criteria as the criteria for Messrs. Adamany and Rubin. In January 2001, 31,250 of the options vested based on the performance of Ms. Brown and the Company as evaluated by the Board of Directors. Ms. Brown's employment is not pursuant to an employment agreement.

         Stephen D. Hayter, our former President, Chief Executive Officer, and Chairman of the Board, worked under an employment agreement effective as of September 1, 1999 with a base salary of $180,000 per year. Effective December 31, 1999, Mr. Hayter resigned as President and Chief Executive Officer of the Company and executed a Confidential Settlement Agreement and Release with the Company. Under this agreement Mr. Hayter remained a director of the Company and was entitled to receive as severance his base salary of $180,000 per year and benefits through December 31, 2000. The Stock Option Agreements and Stock Option Certificates between the Company and Mr. Hayter were also amended to provide that the expiration date for each of the vested options shall be March 31, 2002. Mr. Hayter resigned as a director effective January 31, 2001.

         Raymond E. Dean, our former Chief Operations Officer, resigned in December 1999 and executed a Confidential Settlement Agreement and Release with the Company. Under this agreement Mr. Dean was entitled to receive as severance his base salary of $130,000 per year and benefits through February 29, 2000, which were paid in full. The Stock Option Agreements and Stock Option Certificates between the Company and Mr. Dean were also amended to provide that the expiration date for each of the vested options shall be December 27, 2001.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 29, 2001 information about the amount and nature of beneficial ownership of the common stock held by:

     - Each person who we know is a beneficial owner of more than 5% of our outstanding common stock;

     -   Each person who is a director or executive officer of Empyrean; and

     -   All of our directors and executive officers as a group.

         The business address of each person listed, other than International Bioscience Corporation, is c/o Empyrean Bioscience, Inc., 23800 Commerce Park Road, Suite A, Cleveland, Ohio 44122. The business address of International Bioscience Corporation is 777 South Flagler Drive, Phillips Point Building, East Tower, Suite 909, West Palm Beach, Florida 33401.

         Beneficial ownership includes generally voting power and investment power with respect to securities. We believe that each individual named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by him, subject to community property laws, where applicable and except where otherwise noted.

         Beneficial ownership is calculated based on 49,024,136 common shares issued and outstanding as of March 29, 2001, under Rule 13d-3(d) of the Securities Exchange Act of 1934. Shares subject to unexercised options, warrants, rights or conversion privileges exercisable within 60 days of March 29, 2001, are deemed outstanding for the purpose of calculating the number and percentage owned by that person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. The first column of the following chart represents the total number of actual outstanding shares owned by the named individual, including options and warrants exercisable within 60 days of March 29, 2001. The second column titled "Portion Represented by Options and Warrants" shows the portion of the column one figure represented by options and warrants exercisable within 60 days of March 29, 2001.

                                                          PORTION
                                         TOTAL AMOUNT  REPRESENTED BY
NAME OF                                  OF BENEFICIAL   OPTIONS AND  PERCENT OF
BENEFICIAL OWNER                          OWNERSHIP       WARRANTS      CLASS
----------------                          ---------       --------      -----
Lawrence D. Bain (1)(2)                    9,730,884       2,226,000     19.0%
Richard C. Adamany                         2,296,341               0      4.7%
Bennett S. Rubin                           2,288,212               0      4.7%
Robert G.J. Burg, II                         171,415               0        *
Michael Cicak                              1,141,415               0      2.3%
Andrew J. Fishleder, M.D.                    331,874               0        *
Brenda K. Brown                              190,148               0        *
International Bioscience Corporation (2)   7,821,062       2,345,012     15.2%
Directors and executive officers
 as a group (seven persons)               16,150,289       2,226,000     31.5%

--------------
* less than 1%

(1) The totals for Mr. Bain include 1,877,497 shares owned beneficially by Uptic Investment Corp., a company owned 100% by Mr. Bain.

(2) The totals for Mr. Bain include 5,000,000 shares owned of record by International Bioscience Corporation and 2,226,000 shares under currently exercisable options issued to IBC, all of which are subject to a voting agreement wherein Mr. Bain has been granted an irrevocable proxy to vote these shares. IBC is free to sell the shares and any shares resulting from the exercise of options in accordance with applicable securities laws. Such shares sold will not be subject to the voting agreement unless a certain volume of sales is exceeded by IBC within a 90-day period. Shares obtained under the exercise of options are also subject to the voting agreement. Should Mr. Bain cease to be a director of Empyrean, he will be succeeded by his replacement as Chairman of the Board of Directors of Empyrean, provided, however, that Mr. Bain grants an irrevocable proxy to vote his shares to his successor. At the time Mr. Bain ceases to be a director of Empyrean, should he elect not to assign his rights to his successor under an irrevocable proxy or should his total share ownership of Empyrean shares be less than his ownership as of August 9, 2000, the date the agreement was executed, the voting agreement will be null and void.

         As of March 29, 2001, to our knowledge, there are no arrangements that may, at a subsequent date, result in a change in control of Empyrean.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the last two fiscal years we have entered into the following transactions with our directors, officers, holders of 5% or more of our common stock, or their affiliates:

LAWRENCE D. BAIN

         Mr. Bain was appointed a director on August 6, 1999 and was appointed the Chairman of the Board on January 1, 2000. In April 1998, we entered into an engagement agreement with Uptic Investment Corp. ("Uptic"), which is controlled by Mr. Bain. Uptic provided financial advisory services to us with respect to obtaining strategic corporate or institutional investors and also facilitated introductions to key customers and distributors. Uptic has been issued warrants to purchase 1,000,000 shares of common stock. Uptic exercised warrants to purchase (i) 250,000 shares in June 1998 at an exercise price of $0.01 per share, (ii) 250,000 shares in August 1999 at an exercise price of $0.01 per share, and (iii) 500,000 warrants in February 2001 at an exercise price of $0.50 per share. Consulting expenses were recorded in the amount of $301,000 in 1999 in accordance with SFAS 123 for the fair value of the warrants.

         In February 1999, Uptic loaned $250,000 with an interest rate of 10% to the Company in exchange for a promissory note and warrants to purchase 100,000 shares of common stock at a price of $0.10. In September 1999, the indebtedness was reduced by $12,500 through Uptic's exercise of warrants to purchase 250,000 shares of common stock at a price of $0.01 and 100,000 shares of common stock at a price of $0.10. The $237,500 loan balance was retired in December 1999 when Uptic acquired 475,000 shares of common stock and warrants to purchase 118,750 shares of common stock at a price of $0.50 through the Company's private placement of securities.

         In February 2000, Uptic loaned $150,000 with an interest rate of 10% to the Company in exchange for a promissory note and options to purchase 75,000 shares of common stock at a price of $0.50. The Company repaid the loan in full in March 2000.

         In September 2000, we granted Mr. Bain options to purchase 250,000 shares of common stock at a price of $0.73 for his role in negotiating the settlement with IBC. In accordance with SFAS 123, litigation settlement expense of $178,000 was recorded for the fair value of the options.

         In November 2000, Mr. Bain, his spouse, and Uptic guaranteed a one-year, $1,000,000 revolving line of credit extended to the Company by a bank. These personal guarantees were required by the lender and their guarantees were in turn secured by the assets of the Company. As consideration for their guarantees, Mr. Bain, his spouse, and Uptic were collectively granted 150,000 shares of the Company's common stock valued at $56,250.

         In February 2001, the Company made loans totaling $677,875 to Mr. Bain and Uptic for the exercise of options and warrants to purchase 1,153,750 shares of common stock. The loans bear interest at 5.48%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006.

         In March 2001, Mr. Bain and Uptic guaranteed a 120-day, $250,000 line of credit extended to the Company by a bank. This guarantee was required by the lender. As consideration for their guarantees, Mr. Bain and Uptic were collectively granted 112,500 shares of the Company's common stock valued at $39,375.

         The Company reimburses Uptic for expenses incurred on behalf of the Company principally for travel and travel-related expenses of Company directors and officers. The Company believes that amounts reimbursed to Uptic approximate the cost at which these services could be obtained directly from a non-affiliated third party. The expenses eligible for reimbursement totaled $5,353 in 1999 and $76,090 in 2000. Of the 2000 expenses, $44,153 was incurred in conjunction with the negotiation and settlement of the litigation with IBC. In December 2000, Mr. Bain agreed to accept, on behalf of Uptic, 113,247 shares of common stock in the Company in lieu of cash reimbursement for $45,299 of the 2000 expenses. The shares were valued at $0.40 per share, which was the market price of the common stock on the date these shares were issued.

RICHARD C. ADAMANY

         Mr. Adamany is the Company's President and Chief Executive Officer. Mr. Adamany was elected a director on March 20, 2001. Mr. Adamany made a loan of $50,000 with an interest rate of 10% to the Company in November 1999 in exchange for a promissory note. In December 1999, the indebtedness was extinguished in exchange for 100,000 shares of common stock and warrants to purchase 25,000 shares of common stock at a price of $0.50 that were issued through the Company's private placement of securities. In February 2000, Mr. Adamany made a loan of $50,000 with an interest rate of 10% to the Company in exchange for a promissory note and options to purchase 25,000 shares of common stock at a price of $0.50. In February 2000, the indebtedness was extinguished in exchange for 100,000 shares of common stock and warrants to purchase 25,000 shares of common stock at a price of $0.50 that were issued through the Company's private placement of securities.

         In November 2000, Mr. Adamany and his spouse guaranteed a one-year $1,000,000 revolving line of credit extended to the Company by a bank. These personal guarantees were required by the lender and were in turn secured by the assets of the Company. As consideration for their guarantees, Mr. Adamany and his spouse were collectively granted 150,000 shares of the Company's common stock valued at $56,250.

         In January 2001, the Company made loans totaling $766,000 to Mr. Adamany and his spouse for the exercise of options and warrants to purchase 1,700,000 shares of common stock. The loans bear interest at 5.78%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006.

BRENDA K. BROWN

         In January and February 2001, the Company made loans of $20,625 and $10,313, respectively, to Ms. Brown, the Company's Vice President and Chief Financial Officer, for the exercise of options to purchase 31,250 and 15,625 shares, respectively, of common stock. The loans bear interest at 5.78% and 5.48%, respectively, are secured by the common stock acquired, and have maturities of January and February 2006, respectively.

ROBERT G.J. BURG II

         In February 2001, the Company made a loan of $38,000 to Mr. Burg, a Company director, for the exercise of options to purchase 100,000 shares of common stock. The loan bears interest at 5.48%, is secured by the common stock acquired, and matures in February 2006.

MICHAEL CICAK

         In February 1999, Mr. Cicak, a Company director, made a loan of $200,000 with an interest rate of 10% to the Company in exchange for a promissory note and warrants to purchase 80,000 shares of common stock at a price of $0.10. In September 1999, the indebtedness was fully extinguished through Mr. Cicak's exercise of warrants to purchase 320,000 shares of common stock at a price of $0.60 and 80,000 shares of common stock at a price of $0.10.

ANDREW J. FISHLEDER, M.D.

         In February 1999, Dr. Fishleder, a Company director, made a loan of $50,000 with an interest rate of 10% to the Company in exchange for a promissory note and warrants to purchase 20,000 shares of common stock at a price of $0.10. In September 1999, the indebtedness was reduced by $2,000 when Dr. Fishleder exercised warrants to purchase 20,000 shares of common stock at a price of $0.10. The $48,000 loan balance was retired in February 2000 in exchange for 96,000 shares of common stock and warrants to purchase 24,000 shares of common stock at a price of $0.50 that were issued through the Company's private placement of securities.

         In February 2001, the Company made loans totaling $65,500 to Dr. Fishleder for the exercise of options and warrants to purchase 145,000 shares of common stock. The loans bear interest at 5.48%, are secured by the common stock acquired, and have maturities ranging from February 2002 through February 2006.

BENNETT S. RUBIN

         Mr. Rubin is the Company's Executive Vice President, Chief Operating Officer and Secretary. Mr. Rubin was elected a director on March 20, 2001. Mr. Rubin made a loan of $50,000 with an interest rate of 10% to the Company in November 1999 in exchange for a promissory note. In December 1999, the indebtedness was extinguished in exchange for 100,000 shares of common stock and warrants to purchase 25,000 shares of common stock at a price of $0.50 that were issued through the Company's private placement of securities. In February 2000, Mr. Rubin made a loan of $50,000 with an interest rate of 10% to the Company in exchange for a promissory note and options to purchase 25,000 shares of common stock at a price of $0.50. In February 2000, the indebtedness was extinguished in exchange for 100,000 shares of common stock and warrants to purchase 25,000 shares of common stock at a price of $0.50 that were issued through the Company's private placement of securities.

         In November 2000, Mr. Rubin, his spouse, and a personal trust for the benefit of his family guaranteed a one-year $1,000,000 revolving line of credit extended to the Company by a bank. These personal guarantees were required by the lender and were in turn secured by the assets of the Company. As consideration for their guarantees, Mr. Rubin, his spouse and the trust were collectively granted 150,000 shares of the Company's common stock valued at $56,250.

         In January 2001, the Company made loans totaling $766,000 to Mr. Rubin and his spouse for the exercise of options and warrants to purchase 1,700,000 shares of common stock. The loans bear interest at 5.78%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006.

INTERNATIONAL BIOSCIENCE CORPORATION

         In August 2000, as part of the settlement of our litigation with IBC, Empyrean granted IBC 5,000,000 shares of common stock and an option to purchase 2,226,000 shares of common stock. The options have an exercise price of $0.83 per share and have all vested based upon IBC's completion of critical strategic initiatives.

DAVID TEWS

         Mr. Tews was a Company director between January 27, 1997 and November 20, 1998. We entered into a consulting services agreement with International Trade Group, Inc., which is a private company controlled by Mr. Tews. ITG, under the agreement, provided consulting services to us with respect to strategic planning and business development for a monthly fee of $6,000 and a one-time grant of 250,000 stock options exercisable for three years at $0.83 per share. The 250,000 stock options were granted on June 16, 1998 and remain outstanding. The agreement was for a term of three years starting June 16, 1998. We terminated this agreement effective October 15, 1999.

ANDREW POLLET

         Mr. Pollet was a Company director between March 24, 1997 and November 20, 1998. Pollet Law, a law firm which Mr. Pollet founded and is the principal shareholder, provided us with legal services. We incurred legal expenses from Pollet Law in the amount of $64,518 in 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS AND STOCKHOLDERS
EMPYREAN BIOSCIENCE, INC.

We have audited the accompanying consolidated balance sheets of Empyrean Bioscience, Inc. and its wholly-owned subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empyrean Bioscience, Inc. and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Empyrean Bioscience, Inc. will continue as a going concern. As shown in the consolidated financial statements, Empyrean Bioscience, Inc. incurred a net loss of $8,459,000 during the year ended December 31, 2000 and, as of that date, Empyrean Bioscience, Inc. has a deficit in stockholders' equity of $1,828,000. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about Empyrean Bioscience, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          /s/ GRANT THORNTON LLP



Cleveland, Ohio
January 31, 2001 (except for the second paragraph of Note 1, as to which the date is March 21, 2001 and except for the fourth paragraph of Note 2, as to which the date is March 16, 2001)

                            EMPYREAN BIOSCIENCE, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                     DECEMBER 31,
                                                                         ---------------- - ----------------
                                                                               2000               1999
                                                                         ----------------   ----------------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $       34         $      286
   Accounts receivable                                                             76                  7
   Prepaid expenses and other                                                     175                 52
   Inventory                                                                      235                284
                                                                         ------------       ------------

        Total current assets                                                      520                629

EQUIPMENT AND IMPROVEMENTS                                                         29                 52
                                                                         ------------       ------------

        Total assets                                                       $      549         $      681
                                                                           ==========         ==========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                        $    1,273         $    1,032
   Accrued compensation                                                           328                  3
   Accrued sales promotion and advertising                                        177                  -
   Accrued royalties                                                                -                488
   Accrued restructuring charge                                                     -                345
   Other accrued liabilities                                                       75                177
   Deferred revenue                                                               100                100
   Short-term debt                                                                424                198
                                                                         ------------       ------------

        Total current liabilities                                               2,377              2,343

COMMITMENTS AND CONTINGENCIES                                                       -                  -

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, authorized 100,000,000 shares, without par                    29,786             21,494
      value; issued and outstanding (2000: 43,282,986; 1999:
      31,522,109)
   Accumulated deficit                                                        (31,614)           (23,156)
                                                                         ------------       ------------

        Total stockholders' deficit                                            (1,828)            (1,662)
                                                                         ------------       ------------

        Total liabilities and stockholders' deficit                        $      549         $      681
                                                                           ==========         ==========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                               YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                               2000           1999
                                                                         --------------     --------------
Net revenues                                                             $      580           $    662
Cost of sales                                                                   398                109
                                                                         ----------         ----------

        Gross profit                                                            182                553

Selling, general and administrative                                           3,085              4,324
Royalty expense                                                                  80                505
Restructuring                                                                   (59)               345
Litigation settlement expense                                                 5,457                  -
                                                                         ----------         ----------

                                                                              8,563              5,174
                                                                         ----------         ----------

        Loss from operations                                                 (8,381)            (4,621)

Interest expense                                                                (90)              (174)
Loss on disposal of fixed assets                                                 (4)                 -
Other, net                                                                       16                 10
                                                                         ----------         ----------
        Other income - (expense)                                                (78)              (164)
                                                                         ----------         ----------

        Net loss                                                         $   (8,459)          $ (4,785)
                                                                         ==========           =========

Basic and diluted loss per share                                         $    (0.22)          $  (0.17)
                                                                         ===========          =========

Weighted average number of shares outstanding                                37,702             28,108
                                                                         ==========         ==========


                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                    COMMON STOCK             ACCUMULATED
                                                            -----------------------------
                                                              SHARES           AMOUNT          DEFICIT           TOTAL
                                                            ------------    -------------   --------------    -------------
Balances, January 1, 1999                                       26,399      $   18,247      $  (18,371)       $     (124)
Common stock issued for cash                                     2,460           1,230               -             1,230
Stock options and warrants exercised for cash                    1,125             577               -               577
Common stock issued for license rights                             100              70               -                70
Common stock issued for debt                                     1,485             556               -               556
Cancellation of escrow shares                                      (47)              -               -                 -
Fair value of option and warrant grants                              -             814               -               814
       Net loss                                                      -               -          (4,785)           (4,785)
                                                            ----------      ----------      ----------        ----------

Balances, December 31, 1999                                     31,522          21,494         (23,156)           (1,662)
Common stock issued for cash                                     3,029           1,502               -             1,502
Stock options and warrants exercised for cash                      740             405               -               405
Common stock issued for royalties and trade payables             1,782             760               -               760
Common stock issued for debt and services                        1,210             542               -               542
Common stock issued for litigation settlement                    5,000           3,300               -             3,300
Fair value of options granted for litigation settlement              -           1,595               -             1,595
Fair value of option and warrant grants                              -             188               -               188
       Net loss                                                      -               -          (8,459)           (8,459)
                                                            ----------      ----------      ----------        ----------

Balances, December 31, 2000                                     43,283      $   29,786      $  (31,614)       $   (1,828)
                                                            ==========      ==========      ==========        ==========


                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                               2000               1999
                                                                          ---------------    ---------------
Cash flows from operating activities:
   Net loss                                                                 $  (8,459)         $  (4,785)
     Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation                                                               12                 15
        Options and warrants issued for services                                  188                814
        Loss on write-downs and allowances                                        108                 71
        Issuance of common stock for litigation settlement                      3,300                  -
        Options issued for litigation settlement                                1,595                  -
        Issuance of common stock for services and license rights                  244                 70
     Changes in operating assets and liabilities:
        Accounts receivable                                                       (69)                (7)
        Prepaid expenses and other                                               (123)               126
        Inventory                                                                 (55)              (339)
        Accounts payable and accrued liabilities                                  586              1,607
        Deferred revenue                                                            -                100
                                                                          -----------        -----------

     Net cash used by operating activities                                     (2,673)            (2,328)
                                                                          ------------       -----------

Cash flows from investing activities:
        Proceeds from sales of fixed assets                                         7                  -
        Purchase of fixed assets                                                  (17)               (10)
                                                                          ------------       -----------

     Net cash used by investing activities                                        (10)               (10)
                                                                          ------------       ------------

Cash flows from financing activities:
        Issuance of common stock                                                1,907              1,807
        Proceeds of short-term notes payable                                      250                900
        Payment of short-term notes payable                                      (150)              (146)
        Proceeds of bank line of credit                                           424                  -
                                                                          -----------        -----------

     Net cash provided by financing activities                                  2,431              2,561
                                                                          -----------        -----------

Net increase (decrease) in cash and cash equivalents                             (252)               223

Cash and cash equivalents at beginning of period                                  286                 63
                                                                          -----------        -----------

Cash and cash equivalents at end of period                                  $      34          $     286
                                                                            =========          =========


                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Empyrean Bioscience, Inc. (the "Company"), previously known as Empyrean Diagnostics Ltd., was originally incorporated in Canada in 1986 under the name "Mr. Build Industries Inc." The Company became a Wyoming corporation during 1997. The Company distributed and marketed products designed to prevent infectious diseases through its wholly-owned subsidiary, Empyrean Diagnostics, Inc., until December 31, 2000, when Empyrean Diagnostics, Inc. was merged into Empyrean Bioscience, Inc. Subsequent to the merger, Empyrean Bioscience, Inc. distributes and markets the products directly.

     On March 20, 2001, the Company's stockholders approved a proposal to reincorporate into the State of Delaware by way of a merger of the existing Wyoming corporation into a newly formed, wholly-owned Delaware subsidiary corporation and increased the number of options to be granted under the Company's 1998 Stock Plan. The merger and reincorporation were completed on March 21, 2001. Neither the merger of Empyrean Diagnostics, Inc. into Empyrean Bioscience, Inc. nor the reincorporation into the State of Delaware affected the Company's operations or management.

     The Company's summary of significant accounting policies applied in the preparation of these financial statements follows:

     Financial Statement Presentation Changes

     Certain amounts for prior years have been reclassified to conform to the current year reporting presentation.

     Revenue Recognition

     The Company recognizes product sales upon shipment and when collectability of the amount is probable. Revenue from distribution rights agreements is recognized when the Company has performed all of its obligations under the agreement and the fee has been received or collectability is probable. The Company had no transactions in 2000 for the sale or licensing of distribution rights and has no such transactions currently in process.

     The Company's product return policy requires either a negotiated return allowance that is applied as a percentage of all sales in lieu of actual returns, or written authorization from the Company. Where allowance agreements are in place, the allowance is recognized upon shipment. Where written authorization is required, returns are recorded on an actual basis due to their infrequency and immateriality.

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

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Equipment and Improvements

     Equipment and improvements are stated at cost. Depreciation is provided from the dates the assets are placed in service using the declining balance method, based on the estimated useful lives of the assets (office and computer equipment, 3 - 5 years; leasehold improvements, lesser of 5 years or the term of the lease).

     Advertising

     The Company recognizes advertising expenses as they are incurred.

     Income Taxes

     The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Earnings (Loss) Per Share

     Loss per share has been calculated using the weighted average number of shares outstanding. A total of 13,062,000 and 9,039,000 options, warrants and contingent share issuances for 2000 and 1999, respectively, have been excluded from the calculation of loss per share as their inclusion would be anti-dilutive.

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

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Segment Reporting

     The Company's business is currently conducted in a single operating segment. In the future, the Company expects to operate in several segments based on the type of customer such as commercial, institutional and retail. The Company's chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company's entire operation for the purpose of making operating decisions and assessing performance.


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

     The Company does not have existing capital resources or credit lines available that are sufficient to fund its operations and capital requirements as presently planned over the next twelve months. In November 2000, the Company entered into a one-year, $1,000 revolving line of credit from a bank, secured by the guarantees of several officers and directors and their spouses, which in turn are guaranteed by the assets of the Company.

     In March 2001, the Company obtained an additional 120-day, $250 line of credit from a bank, secured by the guarantee of a director and a company wholly-owned by the director.

     The Company is actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. Given the Company's history of successfully attracting investors to fund operations and the more stable foundation provided by relationships with several new customers, management believes that seeking additional equity and debt financing is a viable plan.


NOTE 3 - EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements are comprised of the following as of December
31:

                                                                   2000              1999
                                                                ------------      ------------
Office equipment and furniture                                    $    66           $   117
Leasehold improvements                                                  -                10
                                                                ---------         ---------
                                                                       66               127
Accumulated depreciation                                              (37)              (75)
                                                                ---------         ---------
                                                                  $    29           $    52
                                                                  =======           =======

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 4 - DISTRIBUTION AGREEMENT

     In May 1999, the Company executed a distribution agreement with Durstrand International Limited ("Durstrand") granting Durstrand the exclusive right to distribute the Company's licensed products in certain Southeast Asian markets. Durstrand paid a non-refundable fee of $600 for these rights of which $100 was deferred pending shipment of product to Durstrand. The Company recognized $500 of the fee paid as revenue in quarter ended June 30, 1999, as the Company had performed all of its obligations under the agreement. No royalties were payable to IBC as a result of this agreement.

     The agreement with Durstrand requires Durstrand to purchase a minimum amount of product in each year of the contract to maintain its exclusive rights. The $100 of deferred revenue was to be applied to minimum annual purchases of $400 required in the contract year ended April 28, 2000. There have been no purchases to date. As a result of Durstrand not satisfying the minimum purchase requirement, the Company served notice in October 2000 of its intent to revoke Durstrand's exclusivity in the defined territory if Durstrand did not purchase at least $200 of product within 60 days. Since no effort was made by Durstrand to cure, in January 2001 the Company served notice that Durstrand's rights were no longer exclusive. The Company is currently considering its options to terminate the agreement. The $100 of deferred revenue will be recognized upon the earlier of shipment or termination of the agreement.


NOTE 5 - SHORT-TERM DEBT

     In February 1999, the Company entered into promissory note agreements in the aggregate amount of $800, of which $500 was with current directors. The promissory notes were due and payable six months from the loan date and have a fixed interest rate of 10%, payable monthly. The Company also issued 320,000 warrants to the promissory note holders, exercisable for two years expiring February 15, 2001, at an exercise price of $0.10 per share. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model to be $117 and was recorded as interest expense over the term of the promissory notes. Promissory notes in the amount of $218 were settled by offsetting the amounts payable against the proceeds receivable from the exercise of 810,000 previously issued warrants. An additional $238 was settled by issuance of 475,000 shares of the Company's common stock and $146 was settled by cash payments. As of December 31, 1999, promissory notes in the amount of $198 were currently due and payable.

     In November 1999, the Company entered into promissory note agreements with two officers of the Company in the aggregate amount of $100. The promissory notes were due and payable one month from the loan date and have a fixed interest rate of 10%, payable at the end of the loan period. As of December 31, 1999, the $100 loan balance was converted into 200,000 shares of common stock.

     In February 2000, the Company entered into promissory note agreements in the aggregate amount of $250 with various officers and directors. The promissory notes were due and payable nine months from the loan date and had a fixed interest rate of 10%, payable monthly. The Company also issued 125,000 options to purchase common stock to the promissory note holders, exercisable for ten years expiring January 31, 2010 at an exercise price of $0.50 per share. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model to be $60 and was recorded as interest expense. On February 23, 2000, promissory notes in the amount of $298, including $198 due and payable as of December 31, 1999, were converted into 596,000 shares of common stock in conjunction with the Company's private placement of securities. The remaining promissory note of $150 was paid in full in March 2000. No promissory notes were due and payable as of December 31, 2000.

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 5 - SHORT TERM DEBT (CONTINUED)

     In November 2000, the Company entered into a one-year, $1,000 revolving line of credit with a bank, secured by the guarantees of several officers and directors of the Company and their spouses, which in turn are secured by the assets of the Company. In return for their guarantees, the Company granted these officers and directors, collectively, 450,000 shares of the Company's common stock with a fair value of $169, which is being amortized over the term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal the bank's prime rate plus 1/2%. As of December 31, 2000, borrowings of $424 were outstanding under the line of credit and the applicable interest rate was 10.0%.


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

     The Company's 1998 Stock Plan, as amended by stockholder approval, provides that up to 8,000,000 stock options may be granted to employees, board members and persons providing services to the Company. The stock options generally expire ten years after the grant date. The stock options are exercisable during involvement with the Company and after involvement has ceased, if the Board of Directors so approve. The exercise price of the options is not less than the fair market value of the Company's stock on the date of the grant. Accordingly, no compensation cost has generally been recognized for grants from the plan to employees and directors. Had compensation cost for the option grants been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                        2000             1999
                                                     ------------     ----------
         Net loss
            As reported                              $  (8,459)       $  (4,785)
            Pro forma                                   (8,703)          (5,947)

         Basic and diluted loss per share
            As reported                              $  (0.22)        $  (0.17)
            Pro forma                                   (0.23)           (0.21)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of 0%; a risk-free interest rate of 6%, expected lives of 2 years; and volatility of 119% in 2000 and 94% in 1999.

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

    The Company's 1997 Stock Option Plan provided for up to 3,855,690 stock options to be granted to employees, board members and persons providing services to the Company. No options were issued under the plan subsequent to the adoption of the 1998 Stock Plan. Options granted under the plan remain outstanding according to their terms.

    In addition to the employee stock option plans, the Company may issue stock options to consultants and others for services. These options are accounted for using the fair value method of SFAS No. 123 "Stock-Based Compensation".

    A summary of the status of the Company's stock options as of December 31, 2000 and 1999, and changes during the years ended on those dates is presented below:

                                                       2000                              1999
                                           ------------------------------    ------------------------------
                                                              WEIGHTED                          WEIGHTED
                                                              AVERAGE                           AVERAGE
                                                              EXERCISE                          EXERCISE
                                              SHARES           PRICE            SHARES           PRICE
                                           -------------    ------------- -- -------------    -------------
Outstanding at beginning of year              6,633,000        $  0.66         4,970,000         $  0.81
Granted                                       3,430,000           0.74         4,449,000            0.46
Exercised                                      (285,000)          0.54          (375,000)           0.40
Expired                                        (204,000)          0.78        (2,411,000)           0.84
                                           ------------                      -----------

Outstanding at end of year                    9,574,000           0.63         6,633,000            0.70
                                           ============                      ===========

Weighted-average fair value of
   options granted during the year                             $  0.61                           $  0.66

    The following table summarizes information concerning options outstanding at December 31, 2000:

                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                      -----------------------------------------------   -----------------------------
                                         WEIGHTED
                                         AVERAGE         WEIGHTED                         WEIGHTED
                                        REMAINING         AVERAGE                         AVERAGE
     EXERCISE            NUMBER        CONTRACTUAL       EXERCISE          NUMBER         EXERCISE
      PRICE            OUTSTANDING     LIFE (YEARS)        PRICE        EXERCISABLE        PRICE
-------------------   --------------   -------------   --------------   -------------   -------------
    $0.27 - 0.45        3,976,000          7.7           $  0.43        1,831,000         $  0.42
     0.50 - 0.69        1,722,000          4.0              0.58        1,331,000            0.57
     0.80 - 0.95        3,876,000          6.5              0.86        3,876,000            0.86
                        ---------                                       ---------
                        9,574,000                           0.63        6,951,000            0.69
                        =========                                       =========

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     The Company generally has issued one warrant for the purchase of one share of common stock with each share of common stock that it has issued for cash, except for shares issued upon exercise of options or warrants. The following table summarizes the warrant activity for the years then ended December 31, 2000 and 1999:

                                                                2000                                1999
                                                  ---------------------------------   ---------------------------------
                                                                       WEIGHTED                            WEIGHTED
                                                                        AVERAGE                             AVERAGE
                                                                       EXERCISE                            EXERCISE
                                                     WARRANTS            PRICE           WARRANTS            PRICE
                                                  ---------------    --------------   ----------------   --------------
Outstanding at beginning of year                      2,405,000         $  0.67           2,015,000         $ 0.74
   Issued                                             1,538,000            0.50           3,030,000           0.48
   Exercised                                           (455,000)           0.55          (1,488,000)          0.40
   Expired                                                    -               -          (1,152,000)          0.75
                                                  -------------                       --------------

Outstanding at end of year                            3,488,000         $  0.68           2,405,000         $ 0.67
                                                  =============                       =============


NOTE 7 - INCOME TAXES

     Deferred tax assets consist of the following at December 31:

                                                       2000             1999
                                                  -----------      -----------
Net operating loss and tax credit carryforwards     $  11,711        $   8,069
Intangible asset - tax basis                              342              647
Other                                                      17               12
                                                  -----------      -----------
                                                       12,047            8,728
Less valuation allowance                              (12,047)          (8,728)
                                                  -----------      -----------
                                                    $       -        $       -
                                                    =========        =========

     The increase in the valuation allowance was $3,319 in 2000 and $2,002 in 1999.

     Cumulative net operating losses of approximately $29,815 in 2000 are being carried forward for Federal income tax purposes. The carryforwards expire in various years from 2007 - 2020. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

     The following is a reconciliation between the federal statutory rate and the Company's effective income tax rate:

                                                         2000            1999
                                                    --------------  ------------
Tax benefit at statutory federal income tax rate             34%             34%
State tax rate, net of federal benefit                        5               5
Change in valuation allowance                               (39)            (39)
                                                    -----------     -----------
Effective income tax rate                                     0%              0%
                                                    ===========     ===========

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 8 - LEASES

     The Company conducts its business primarily in leased facilities. On March 26, 1998, the Company entered into a commercial lease for 4,343 square feet in Phoenix, Arizona. This lease was terminated with no future obligations on January 31, 2000. On February 1, 2000, the Company entered into a two-year commercial lease for 2,000 square feet at its current facility in Cleveland, Ohio.

     The Company was a co-signer on leased office space in Vancouver, B.C., occupied by a former director. All payments associated with this lease were paid directly to the landlord by the director. This obligation terminated on December 31, 2000.

     The Company also leases certain office equipment.

     The schedule of minimum future rental payments under all operating leases follows:

                                        FUTURE
                                        MINIMUM
                YEAR ENDING             RENTAL
                DECEMBER 31,           PAYMENTS
             -------------------    ----------------
                    2001                $    33
                    2002                     12
                    2003                      8
                    2004                      5
                    2005                     --
                                        -------

                                        $    58
                                        =======

     Total rent expense, net of sublease income received, was $33 and $42 for the years ended December 31, 2000 and 1999, respectively.


NOTE 9 - LICENSES AND ROYALTIES

     The Company entered into an agreement on April 29, 1997, and subsequently amended in February 1998 with International Bioscience Corporation (IBC), formerly known as Geda International Marketing Co. Ltd., whereby the Company obtained the marketing and distribution rights for a 10-year period to a microbicide formulation developed by IBC in certain geographic areas. The formulation prevents the transmission of infectious diseases through bodily contact. The license agreement provided for a royalty equal to the greater of 2% of net sales or $1.35 per liter manufactured of the IBC products, or a stated annual minimum royalty payment. Minimum royalties under the contract totaled $13,657 from January 1, 2000 through the end of the initial term.

     In conjunction with the Company's settlement of all legal matters with IBC and the formation of a 50/50 joint venture company by Empyrean and IBC in August 2000 (see Note 13), the 1997 license agreement as amended was replaced with a new license agreement retroactive to January 1, 2000. Under the new agreement, the Company has licensed the marketing and distribution rights to the IBC formulation in the United States for a 10-year period beginning August 9, 2000. The license agreement provides for royalty payments equal to 5% of net sales of the licensed products in the United States with no annual minimum royalty payment. Rights to the IBC formulation in Brazil are retained by IBC. IBC will pay a royalty of 5%

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 9 - LICENSES AND ROYALTIES (CONTINUED)

     of net sales of the IBC products in Brazil to the Company. Rights to the IBC formulation outside of the United States and Brazil are licensed to the newly formed joint venture company. No royalty payments are required to be paid by the joint venture to IBC or the Company under the terms of the joint venture agreement.

     The Company's license of the marketing and distribution rights to the IBC formulation is subject to litigation (see Note 15).

     In 1998, the Company obtained license distribution and manufacturing rights from third parties related to the IBC products. In consideration for these rights, the Company paid $50 in cash and issued 325,000 shares of common stock valued at $223. The Company is required to pay a royalty equal to 5% of the net revenues of certain products that contain the IBC formulation in lotion form or derivative hand or body lotion-type products.

     In 1999, the Company purchased the distribution rights from a third party to sell the IBC products in Canada. In consideration for these rights, the Company issued 100,000 shares of common stock valued at $70 and is required to pay a royalty equal to 5% of its net sales in Canada for certain products that contain the IBC formulation.

     On October 1, 1999, we entered into separate license agreements with Sunbeam Corporation and The Coleman Company, Inc. The licenses are non-exclusive. They allow us to use the Sunbeam(TM) and Coleman(R) trademarks in connection with the sale and distribution, throughout the United States and Canada, of our hand sanitizer and first aid antiseptic, sanitizing wet wipes, disinfectant surface spray and sanitizing baby wipes. The licenses expire on December 31, 2002. We can renew the licenses until December 31, 2005 if we meet the renewal terms under the agreement. For the period October 1, 1999 through December 31, 2000, the Company was required to pay royalties ranging from 5%-6% of net sales of licensed products sold subject to minimum royalty payments of $45. For the period January 1, 2001 through December 31, 2002 the Company is required to pay 7% of net sales subject to minimum royalties of $110 in 2001 and $220 in 2002.

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

     During 1998, the Company entered into an agreement with a company controlled by a current director who was appointed in August 1999. The agreement provided for financial advisory services to the Company with respect to obtaining strategic corporate or institutional investors and also facilitated introductions to key customers and distributors in exchange for the issuance of warrants to purchase 1,000,000 shares of common stock, of which 250,000 warrants were fully exercisable in April 1998 at an exercise price of $0.01 per share, 250,000 warrants were fully exercisable in January 1999 at an exercise price of $0.01 per share and the remaining 500,000 were exercisable in May 1999 at an exercise price of $0.50 per share. Consulting expenses, representing the fair value of the stock warrants issued in accordance with SFAS 123, of $301 were recorded in 1999.

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)

     The Company incurred legal expenses of $64 in 1999 with a law firm founded by a former director. The relationship was terminated by mutual agreement in January 2000.

     The Company reimburses a company controlled by a current director who was appointed in August 1999 for expenses incurred on behalf of the Company principally for travel and travel-related expenses of Company directors and officers. The expenses eligible for reimbursement totaled $76 and $5 in 2000 and 1999, respectively .


NOTE 11 - REVENUES

     Net revenues are comprised of the following for the year ending December
     31:

                                              2000                1999
                                          ----------          ----------
          Product sales                      $   580             $   112
          Distribution rights                     --                 550
                                          ----------          ----------

          Net revenues                       $   580             $   662
                                             =======             =======


     One customer comprised 56% and 13%, respectively, of total product sales in the years ended December 31, 2000 and December 31, 1999.


NOTE 12 - RESTRUCTURING CHARGES

     The Company recorded a restructuring charge of $345 in 1999 consisting of involuntary termination benefits of $263 and other related reorganization costs of $82. This charge resulted from a business reorganization approved by the Board of Directors in December 1999 that included a facility closure, relocation of the corporate headquarters into a more cost effective location, severance costs for two Arizona based personnel and the write down of abandoned fixed assets to estimated fair value less cost to sell. As of December 31, 2000, reorganization costs of $286, constituting all the reorganization costs, have been paid and $59 of the charge was credited to income in 2000.


NOTE 13 - LITIGATION SETTLEMENT EXPENSE

     In April 2000, the Company filed suit in the U.S. District Court for the Southern District of Florida against IBC alleging breach and default on its exclusive license agreement with us. The Company announced the resolution of all legal disputes with IBC in August 2000. Under the terms of the settlement, Empyrean retains the rights to licensed products in the United States, IBC retains the rights to licensed products in Brazil, and a 50/50 joint venture company formed by Empyrean and IBC obtains rights to licensed products in the rest of the world. The Company intends to account for the joint venture under the equity method of accounting. Empyrean is obligated to use IBC's GEDA(R) trademark on all its products. IBC has the right to use Empyrean's Preventx(R) trademark on its products. In addition, the settlement includes a new product license agreement between Empyrean and IBC that increases the royalty rate from 2% of net sales to 5% of net sales in the United States beginning August 9, 2000 but eliminates the minimum royalties called for under the prior

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 13 - LITIGATION SETTLEMENT EXPENSE (CONTINUED)

     license agreement beginning January 1, 2000. Empyrean will also receive a 5% royalty on IBC's net sales in Brazil. Additionally, IBC has agreed to raise up to $10,000, if necessary, for future clinical trials for a microbicidal contraceptive gel and Empyrean has agreed to expend up to $10,000, if necessary, in the future to market the licensed products.

     In conjunction with this settlement, the Company issued 5,000,000 shares of common stock and granted 2,226,000 options to purchase common stock to IBC at an exercise price of $0.83 per share. The market value of the common stock issued was $3,300 and the fair value of the options on the date of grant equaled $1,417. In addition, the Company incurred $562 of legal and other expenses related to the suit and its settlement and awarded stock options with a fair value of $178 to a director for his role in negotiating the settlement. These amounts, totaling $5,457, were expensed as litigation settlement expense. In addition, an accrual for minimum royalties to IBC of $358 that was established in the first and second quarters of 2000 was reversed in the third quarter as a result of the elimination of minimum royalties retroactive to January 1, 2000.


NOTE 14 - CASH FLOW STATEMENT

     During 2000, the Company entered into the following non-cash transactions:

     - The Company issued 5,000,000 shares of common stock, valued at $3,300, and granted 2,226,000 options to purchase common stock, valued at $1,417, to IBC in conjunction with the resolution of all legal claims between the two companies and the establishment of a new 50/50 joint venture by the two companies. The Company also granted 250,000 options to purchase common stock, valued at $178, to a director for his role in negotiating the settlement with IBC.
     - The Company issued 596,000 shares of common stock, valued at $298, to various parties for the conversion of promissory notes to common stock.
     - The Company issued 1,781,667 shares of common stock, valued at $760, to various parties for the conversion of royalties and trade accounts payable by the Company to common stock.
     - The Company issued 584,210 shares of common stock, valued at $244, and granted 408,500 options to purchase common stock, valued at $160, to various consultants and other parties in compensation for services and loan guarantees provided to the Company. An additional $28 of expense was incurred related to the modification of certain outstanding stock options.

    During 1999, the Company entered into the following non-cash transactions:

     - The Company issued 1,485,000 shares of common stock, valued at $556, to various parties for the conversion of promissory notes to common stock.
     - The Company issued 100,000 shares of common stock, valued at $70, to a third party for the right to distribute certain products containing IBC's formulation in Canada.
     - The Company granted 1,485,000 options and warrants to purchase common stock, valued at $556, to various consultants and other parties in compensation for services and loans provided to the Company. An additional $258 of expense was incurred related to the modification of certain outstanding stock options.

                            EMPYREAN BIOSCIENCE, INC.

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 15 - LITIGATION

     The Company is the plaintiff in an action that was filed in the United States District Court, Southern District of Florida Case No.00-8300. In this action in federal court, the Company brought suit against IBC, David Thornburgh, M.D., and Sara Gomez for fraud in the inducement, tortious interference with a business relationship and breach of contract in connection with the Company's original license from IBC of certain technology. On August 9, 2000, the Company entered into a settlement agreement with IBC. The case against IBC has been settled by the filing of a Stipulation of Dismissal with the United States District Court on August 17, 2000.

     In this federal court action, a company called Optima Holding Co. Ltd. intervened claiming that it has an exclusive prior right to use the same technology by virtue of a joint venture agreement entered into between IBC and Optima. Optima has asserted claims against the Company for injunctive relief, conversion and tortious interference with a business relationship. On August 18, 2000, Optima, together with Mercury Technology Corp. (Delaware) and Mercury Technology Corp. (Bahamas) (collectively "Mercury") amended its original intervention complaint to add two counts of patent infringement against both the Company and IBC, alleging willful infringement of U.S. Patent Nos. 3,594,468 and 4,321,277. Empyrean and IBC have each filed motions in the federal action seeking the dismissal of Mercury's patent infringement claims. Mercury has since dropped its claim of infringement of U.S. Patent No. 3,594,468. As noted above, although the Company has settled its claims against IBC and has filed a dismissal of the federal action, this may not dismiss the intervention by Optima and Mercury.

     The Company is also a defendant in an action that was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This state court action alleges that the Company tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that the Company induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against the Company. In two separate actions that have now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury, and IBC sued various individuals of Optima and/or Mercury for fraudulent inducement and civil theft. Optima and Mercury also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with the Company. The state court action was informally abated while the parties pursued their remedies in the federal action. If the federal action is dismissed, it is likely that the state court action will resume. If the Company is not successful in the state court action, or in the federal court action, it could lose the right to market, sell or manufacture its hand sanitizer and first-aid antiseptic lotion and towelette products and other products currently under development. Should any court judgment be entered precluding the Company's rights to the products, IBC has agreed as part of the overall litigation settlement to secure its obligations to the Company by granting it the highest priority perfected security interest IBC is permitted to assign in IBC's rights in commercializing the products in the United States.

     The Company is also a defendant in an action that was filed by Integrated Commercialization Solutions, Inc. on November 14, 2000 in the United States District Court, Central District of California, Southern Division. The action alleges that the Company breached a contract and seeks damages of at least $445 plus interest and attorneys fees. Subsequently, the Company obtained a transfer of the venue of this action to the United States District Court, Northern District of Ohio. This case is in the early stages and has not yet been docketed in the Ohio court. The Company intends to defend the suit vigorously.

INDEX TO EXHIBITS


                                                                                         PAGE
                                                                                         ----
3.1        Certificate of Incorporation of Empyrean.(1)

3.2        Bylaws of Empyrean.(1)

3.3        Plan of Merger dated March 20, 2001 between Empyrean Bioscience, Inc.
           (Wyoming) and Empyrean Bioscience, Inc. (Delaware)                             63

3.4        Plan of Merger dated December 31, 2000 between Empyrean and Empyrean
           Diagnostics, Inc.                                                              65

4.1        Convertible Debenture and Warrant Purchase Agreement dated July 9,
           1998 by and among Empyrean and purchasers thereof and related
           Warrant.(2)

4.2        Form of  "Series K" Warrant Certificate dated March 17, 1999 between
           Empyrean and the Purchasers thereof.(2)

4.3        Form of "Series L" Warrant Certificate, dated May 26, 1999, between
           Empyrean and the Purchasers thereof.(2)

4.4        Form of "Series M" Warrant Certificate with dates ranging from
           December 1999 through February 2000, between Empyrean and the
           Purchasers thereof.(1)

4.5        Certificate of Empyrean Common Stock.(3)

4.6        Warrant agreement with Uptic Investment Corp. dated May 5, 1999.(1)

9.1        Voting Agreement between Lawrence D. Bain and IBC dated August 9,
           2000.(4)

10.1       License Agreement dated as of February 21, 1998 between Empyrean and
           Geda International Marketing, Co., Ltd.(2)

10.2       Sub-license Agreement dated as of July 20, 1998 between Empyrean and
           Prevent-X, Inc.(2)

10.3       Agreement and Assignment of Distribution Rights, between GEDA
           International Marketing Co., Ltd., Farida Darbar, Empyrean
           Diagnostics Inc., and Empyrean Diagnostics, Ltd., dated August 31,
           1998.(2)

10.4       1998 Stock Option Plan and Form of Stock Option Agreement.(2)

10.5       Employment Agreement for Stephen D. Hayter dated September 1, 1999.
           (2)

10.6 Confidential Settlement Agreement and Release for Stephen D. Hayter dated December 31, 1999.(5)

10.7       Employment Agreement for Richard C. Adamany dated September 7, 1999.
           (2)

10.8       Employment Agreement for Bennett S. Rubin dated September 7, 1999.(2)

10.9 Distribution Agreement between Empyrean and Durstrand International dated April 28, 1998.(6)

10.10 License Agreement between The Coleman Company, Inc. and Empyrean dated October 1, 1999.(6)


                                                                                         PAGE
                                                                                         ----
10.11      License Agreement between Sunbeam Corporation and Empyrean dated
           October 1, 1999.(6)

10.12      Settlement Agreement between Empyrean and IBC dated August 9, 2000.
           (4)

10.13      Joint Venture Agreement between Empyrean and IBC dated August 9,
           2000.(4)

10.14      IBC-Empyrean L.L.C. Operating Agreement dated August 9, 2000.(4)

10.15      Put Agreement between IBC and Empyrean dated August 9, 2000.(4)

10.16      Nonqualified stock Option Agreement between Empyrean and IBC dated
           August 9, 2000.(4)

10.17      License Agreement from IBC to Empyrean dated August 9, 2000.(4)

10.18      Trademark License from IBC to Empyrean dated August 9, 2000.(4)

10.19      Trademark License from Empyrean to IBC-Empyrean L.L.C. dated August
           9, 2000.(4)

10.20      Trademark License from Empyrean to IBC dated August 9, 2000.(4)

10.21      Promissory Note dated November 16, 2000 in favor of The Huntington
           National Bank.(7)

10.22      Empyrean Diagnostics Ltd. Stock Option Plan and Form of Stock Option
           Certificate dated effective August 25, 1997.(8)

10.23      Consulting Agreement between Empyrean and Douglas G. Furth dated
           February 3, 2001.(8)

23.1       Consent of Grant Thornton LLP, independent auditors.                           67

-------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (Amendment No. 3) filed on September 5, 2000

(2) Incorporated by reference to the Company's Form 10-SB filed on October 27, 1999

(3) Incorporated by reference to the Company's Registration Statement on Form S-4 (Amendment No. 1) filed on October 1, 1999

(4) Incorporated by reference to the Company's current report filed on Form 8-K filed August 17, 2000

(5)      Incorporated by reference to the Company's Form 10-KSB filed on March
         30, 2000

(6) Incorporated by reference to the Company's Form 10-SB (Amendment No. 1) filed on November 16, 1999

(7) Incorporated by reference to the Company's Registration Statement on Form S-4 (Amendment No. 5) filed December 26, 2000

(8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed March 28, 2001

     FILINGS ON FORM 8-K

         The Company made no filings on Form 8-K in the fourth quarter of 2000.

     SIGNATURES

         Accordance with the Exchange Act, including Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPYREAN BIOSCIENCE, INC.



By /s/ Lawrence D. Bain                           Chairman of the Board                              Date: March 30, 2001
----------------------------------------
Lawrence D. Bain


By /s/ Richard C. Adamany                         President and Chief Executive Officer and          Date: March 30, 2001
----------------------------------------          Director
Richard C. Adamany


By /s/ Bennett S. Rubin                           Executive Vice President, Chief Operating          Date: March 30, 2001
----------------------------------------          Officer, Secretary and Director
Bennett S. Rubin


By /s/ Brenda K. Brown                            Vice President and Chief Financial Officer         Date: March 30, 2001
----------------------------------------
Brenda K. Brown


By /s/ Robert G.J. Burg II                        Director                                           Date: March 30, 2001
----------------------------------------
Robert G.J. Burg II


By /s/ Michael Cicak                              Director                                           Date: March 30, 2001
----------------------------------------
Michael Cicak


By /s/ Andrew J. Fishleder                        Director                                           Date: March 30, 2001
----------------------------------------
Andrew J. Fishleder, M.D.