Form 10QSB
period 2001-03-31
EMPYREAN BIOSCIENCE INC
filed 2001-05-14
CIK 1074626

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2001

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from __________ to __________

                         Commission file number 0-27839

                            EMPYREAN BIOSCIENCE, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              Delaware                                  86-0973095
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

23800 Commerce Park Road, Suite A, Cleveland, Ohio                  44122
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                    Issuer's telephone number (216) 360-7900

   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

As of May 11, 2001, the registrant had 49,025,326 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

================================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            EMPYREAN BIOSCIENCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                   March 31,     December 31,
                                                                                      2001          2000
                                                                                    --------       --------
                                                                                  (unaudited)     (audited)
                                                 ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                       $      7       $     34
    Accounts receivable                                                                  259             76
    Prepaid expenses and other                                                           183            175
    Inventory                                                                            212            235
                                                                                    --------       --------

       Total current assets                                                              661            520

    Equipment and improvements                                                            26             29
                                                                                    --------       --------

       Total assets                                                                 $    687       $    549
                                                                                    ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                                $  1,276       $  1,273
    Accrued compensation                                                                 277            328
    Accrued sales promotion and advertising                                              117            177
    Other accrued liabilities                                                             85             75
    Deferred revenue                                                                     100            100
    Short-term debt                                                                    1,165            424
                                                                                    --------       --------

       Total current liabilities                                                       3,020          2,377

STOCKHOLDERS' EQUITY (DEFICIT):
    Par value of common stock, authorized 90,000,000 shares, $.0001 par value;
       issued and outstanding (2001: 49,025,326; 2000: 43,282,986)                         5              4
    Paid-in capital in excess of par value                                            32,718         29,782
    Notes receivable from officers and directors                                      (2,344)             -
    Accumulated deficit                                                              (32,712)       (31,614)
                                                                                    --------       --------

        Total stockholders' equity (deficit)                                          (2,333)        (1,828)
                                                                                    --------       --------

       Total liabilities and stockholders' equity (deficit)                         $    687       $    549
                                                                                    ========       ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED
                                                   MARCH 31,      MARCH 31,
                                                     2001           2000
                                                   --------       --------

Net revenues                                       $    305       $    352
Cost of sales                                           155            191
                                                   --------       --------

   Gross profit                                         150            161

Selling, general and administrative                   1,181            710
                                                   --------       --------

   Loss from operations                              (1,031)          (549)

Interest expense                                        (66)           (52)
Interest income                                          11              7
Other, net                                              (11)           (25)
                                                   --------       --------

Other expense                                           (66)           (70)
                                                   --------       --------

Net loss                                           $ (1,097)      $   (619)
                                                   ========       ========

Basic and diluted loss per share                   $  (0.02)      $  (0.02)
                                                   ========       ========

Weighted average number of shares outstanding        46,990         35,587
                                                   ========       ========










                 See accompanying notes to financial statements

                           EMPYREAN BIOSCIENCE, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   Common Stock
                                         --------------------------------
                                                                Paid-In         Notes
                                                               Capital in     Receivable
                                                               Excess of    from Officers/    Accumulated
                                         Shares    Par Value   Par Value      Directors         Deficit             Total
                                         ------    ---------   ---------   ----- ---------    -----------           -----

Balances, January 1, 2001                43,283       $   4        $29,782      $      -          $(31,614)      $(1,828)

Common stock issued for cash                125           -             51             -                -             51
Stock options and warrants
exercised with notes                      4,845           1          2,385       (2,344)                 -             42
Common stock issued for debt and
services                                    772           -            363            -                  -            363
Fair value of option and warrant
grants                                        -           -            136            -                  -            136
Net loss                                      -           -              -            -             (1,097)       (1,097)
                                         ------       -----        -------      -------           --------       -------
Balances, March 31, 2001                 49,025       $   5        $32,718      $(2,344)          $(32,712)      $(2,333)
                                         ======       =====        =======      =======           ========       =======






















                 See accompanying notes to financial statements

                           EMPYREAN BIOSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      Three months ended
                                                                   -----------------------
                                                                   March 31,     March 31,
                                                                     2001          2000
                                                                    -------       -------

Cash flows from operating activities:
    Net cash used by operating activities                           $  (819)      $  (647)

Cash flows from investing activities:
    Proceeds from sales of fixed assets                                   -             5
    Purchase of capital assets                                            -            (6)
                                                                    -------       -------

          Net cash used by investing activities                           -            (1)

Cash flows from financing activities:
    Issuance of common stock                                             51         1,857
    Proceeds of short-term debt                                         741           250
    Payments of short-term debt                                           -          (150)
                                                                    -------       -------

          Net cash provided by financing activities                     792         1,957
                                                                    -------       -------

          Net increase (decrease) in cash and cash equivalents          (27)        1,309

Cash and cash equivalents at beginning of period                         34           286
                                                                    -------       -------

Cash and cash equivalents at end of period                          $     7       $ 1,595
                                                                    =======       =======




                 See accompanying notes to financial statements

                           EMPYREAN BIOSCIENCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     Empyrean Bioscience, Inc. (the "Company"), previously known as Empyrean Diagnostics Ltd., was originally incorporated in Canada in 1986 under the name "Mr. Build Industries Inc." The Company became a Wyoming corporation during 1997. The Company distributed and marketed products designed to prevent infectious diseases through its wholly-owned subsidiary, Empyrean Diagnostics, Inc., until December 31, 2000, when Empyrean Diagnostics, Inc. was merged into the Company. The Company now distributes and markets the products directly.

     On March 20, 2001, the Company's stockholders approved a proposal to reincorporate into the State of Delaware by way of a merger of the existing Wyoming corporation into a newly formed, wholly-owned Delaware subsidiary corporation. The merger and reincorporation were completed on March 21, 2001. Neither the merger of Empyrean Diagnostics, Inc. into the Company nor the reincorporation into the State of Delaware affected the Company's operations or management.

     The financial information included herein for the quarters ended March 31, 2001 and 2000, and the financial information as of March 31, 2001, is unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements and the notes thereto should be read in conjunction with the annual audited financial statements as of December 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN

     The Company incurred net losses in 1999 and 2000 and expects to incur net losses through at least 2001. The Company expects operations to generate negative cash flow through at least 2001 and does not have existing capital resources or credit lines available that are sufficient to fund its operations and capital requirements as presently planned over the next twelve months. The Company is actively pursuing additional funds through the issuance of debt and/or equity instruments. However, such funds may not be available on favorable terms or at all. These factors raise doubts about the Company's ability to continue as a going concern and the audit report contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, filed with the U.S. Securities and Exchange Commission on March 30, 2001, contains an explanatory paragraph with respect to this matter.

NOTE 3 - SHORT-TERM DEBT

     In November 2000, the Company obtained a one-year, $1,000 revolving line of credit from a bank, secured by the guarantees of several officers and directors and their spouses, which guarantees are in turn secured by the assets of the Company. As consideration for their guarantees, the Company granted these officers and directors, collectively, 450,000 shares of the Company's common stock with a fair value of $169, which is being amortized over the term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 1/2%. As of March 31, 2001, borrowings of $915 were outstanding under this line of credit and the applicable interest rate was 8.5%.

     In March 2001, the Company obtained an additional 120-day, $250 line of credit from a bank, secured by the guarantees of a Company director and a company wholly-owned by the director. As consideration for the guarantees, the Company granted the director's wholly-owned company 112,500 shares of the Company's common stock with a fair value of $39, which is being amortized over the term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 1%. As of March 31, 2001, borrowings of $250 were outstanding under this line of credit and the applicable interest rate was 9.0%.

NOTE 4 - LEGAL PROCEEDINGS

     The Company was the plaintiff in an action filed in the United States District Court, Southern District of Florida Case No. 00-8300. In this action in federal court, the Company brought suit against International Bioscience Corporation ("IBC") and two principals of IBC for fraud in the inducement, tortious interference with a business relationship and breach of contract in connection with the Company's original license from IBC of certain technology. On August 9, 2000, the Company entered into a settlement agreement with IBC. The case against IBC was settled by the filing of a Stipulation of Dismissal with the United States District Court on August 17, 2000.

     In this federal court action, a company called Optima Holding Co. Ltd. intervened, claiming that it had an exclusive prior right to use the same technology by virtue of a joint venture agreement entered into between IBC and Optima. Optima asserted claims against the Company for injunctive relief, conversion and tortious interference with a business relationship. On August 18, 2000, Optima, together with Mercury Technology Corp. (Delaware) and Mercury Technology Corp. (Bahamas) (collectively "Mercury") amended its original intervention complaint to add two counts of patent infringement against both the Company and IBC, alleging willful infringement of U.S. Patent Nos. 3,594,468 and 4,321,277. Empyrean and IBC each filed motions in the federal action seeking the dismissal of Mercury's patent infringement claims. Mercury dropped its claim of infringement of U.S. Patent No. 3,594,468. On April 4, 2001, the court issued a Final Order of Dismissal granting the motions of the Company and IBC to seek dismissal of the patent infringement claims and declining to exercise jurisdiction over the remaining state claims.

     The Company is also a defendant in an action that was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This state court action alleges that the Company tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that the Company induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against the Company. In two separate actions that have now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury, and IBC sued various individuals of Optima and/or Mercury for fraudulent inducement and civil theft. Optima and Mercury also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with the Company. The state court action was informally abated while the parties pursued their remedies in the federal action. Since the federal court action has been dismissed, it is likely that the state court action will resume. If the Company is not successful in the state court action, it could lose the right to market, sell or manufacture its hand sanitizer and first-aid antiseptic lotion and towelette products and other products currently under development. Should any court judgment be entered precluding the Company's rights to the products, IBC has agreed as part of the overall litigation settlement to secure its obligations to the Company by granting it the highest priority perfected security interest IBC is permitted to assign in IBC's rights in commercializing the products in the United States.

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

NOTE 5 - STOCKHOLDERS' EQUITY

     The Company's authorized preferred stock consists of 10,000,000 shares, $.0001 par value. No preferred stock has been issued.

     The Company has granted options to purchase common stock to employees, officers, directors, lenders, and persons providing services to the Company. The Company has also granted warrants to lenders and investors. For options granted to non-employees, the Company recognizes consulting or interest expense equal to the fair value of the options. At March 31, 2001, 8,352,906 options and warrants were exercisable at a weighted average price of $0.73 per share.

     A summary of the status of stock options and warrants as of March 31, 2001, and changes during the three months ended on that date is presented below.

                                                         Options                               Warrants
                                             ---------------------------------    -----------------------------------
                                                                  WEIGHTED                               WEIGHTED
                                                                  AVERAGE                                 AVERAGE
                                                                  EXERCISE                               EXERCISE
                                                  NUMBER           PRICE                NUMBER             PRICE
                                                  ------           -----                ------             -----

Outstanding at January 1, 2001                   9,574,000          $  .63             3,488,000            $  .68
     Granted                                     2,608,000             .43                     -                 -
     Exercised                                  (3,922,000)            .47              (924,000)              .54
     Expired                                             -               -                     -                 -
                                             -------------          ------         --------------       -----------
Outstanding at March 31, 2001                    8,260,000          $  .64             2,564,000            $  .73
                                             =============          ======         ==============       ===========


     Stock options and warrants were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.

NOTE 6 - CASH FLOW STATEMENT

     During the first quarter of 2001, the Company entered into the following non-cash transactions:

- The Company issued 771,715 shares of common stock, valued at $363, to various consultants, employees and other parties in compensation for services and loan guarantees provided to the Company.
- The Company granted options to purchase 281,790 shares of common stock, valued at $136, to various consultants and other parties in compensation for services provided to the Company.
- The Company recognized $42 of expense related to the exercise of options to purchase common stock by two directors with loans from the Company at an interest rate less than a market rate.

NOTE 7 - RELATED PARTY TRANSACTIONS

     During 2001, the Company made loans totaling $2,344 to six officers and directors for the exercise of options and warrants to purchase 4,845,625 shares of common stock. The loans bear interest at rates of 5.48% or 5.78%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006.

NOTE 8 - SUBSEQUENT EVENTS

     In April 2001, the license agreement between the Company and Sunbeam Corporation was terminated effective December 31, 2000. The license agreement allowed the Company to use the Sunbeam(TM) trademark in connection with the sale and distribution of its hand sanitizer and first-aid antiseptic, sanitizing wet wipe, disinfectant surface spray and sanitizing baby wipe products throughout the United States and Canada. The Company had made no product sales using the Sunbeam(TM) trademark since the acquisition of the licensing rights in October 1999. Concurrent with the termination of the license agreement with Sunbeam Corporation, the license agreement between the Company and The Coleman Company, Inc., which is wholly-owned by Sunbeam Corporation, was amended to increase the annual minimum royalties related to the use by the Company of the Coleman(R) trademark in the sale and distribution of its products to $110 and $220 in 2001 and 2002, respectively. No other terms of the agreement were amended. The minimum royalties under the amended license agreement with The Coleman Company, Inc. are equal to the combined minimum royalties under the original agreements with Sunbeam Corporation and The Coleman Company, Inc.

     In May 2001, the Company issued $40 of 4% Convertible Debentures to unrelated investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

         This Form 10-QSB, including the notes to the condensed consolidated financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. We may make additional written and oral forward looking statements from time to time in filings with the Securities and Exchange Commission, in our press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," "plan," and similar expressions identify forward looking statements. These statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, regulatory proceedings or rulemaking, projections of revenues, income, loss, or capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to products or product development as well as assumptions relating to the above subjects.


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

INTRODUCTION

         In 1998, we acquired certain rights to use a microbicide formulation from International Bioscience Corporation (IBC). We market, sell and distribute innovative personal care products based on this and other third party or purchased formulations that are intended to prevent the spread of infectious disease. To date, we have introduced three product lines under our complete germ protection program. The first, a Hand Sanitizer and First-Aid Antiseptic lotion, is marketed under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands. During the fourth quarter of 2000, we began selling our new line of antibacterial towelettes under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands. In December 2000, we announced the introduction of the Coleman(R) Antibacterial Surface Disinfectant Cleaner, which can remove most of the organisms present on surfaces that can cause infectious disease. The Antibacterial Surface Disinfectant Cleaner is not based on the IBC formulation, but is a formulation sub-registered from a third party that is registered with the EPA. The introduction of this product allows us to offer our customers a more complete line of infectious disease prevention products. In accordance with the settlement of our suit with IBC, new product development is vested in a joint venture formed with IBC. Our marketing personnel and IBC's scientific personnel share new product development responsibilities. We perform the market research to determine, among other things, the product claims that we would like to make while IBC develops the formulation to meet these claims, performs the required testing and insures compliance with the appropriate government regulations. Additional preventative products that we anticipate marketing utilizing formulations similar to the one used in our hand sanitizer and first-aid antiseptic include a disinfectant surface spray, baby wipes, and the GEDA Plus(R) microbicidal contraceptive gel. Our disinfectant surface spray that is based on the IBC formulation must obtain regulatory approval from the FDA to enable us to market the product for use on food surfaces, which we estimate will take at least 12 months. When the IBC formulation has been approved by the FDA and is available for sale, we intend to introduce it as an improved product offering to the antibacterial surface disinfectant cleaner that we announced in December 2000. IBC plans to apply for an Investigative New Drug (IND) number from the FDA for the baby wipes subsequent to the receipt of an IND number for the GEDA Plus(R) microbicidal contraceptive gel. An IND number will enable IBC to commence testing that will be recognized by the FDA. We estimate that the testing and approval process for the baby wipes will take at least six months from the receipt of the IND number. The application process to obtain an IND number for the GEDA Plus(R) microbicidal contraceptive gel is underway. The gel must undergo clinical trials and obtain regulatory approval prior to marketing. The gel will be tested to determine its effectiveness in preventing HIV as well as other sexually transmitted diseases, all of which have different rates of transmission as well as gestation periods for infection within the human body. As a result, we anticipate the clinical trials for certain sexually transmitted diseases will require a minimum of six months while other sexually transmitted diseases such as HIV will require at least 18 months from the receipt of the IND number.


         The limited revenues and substantial start-up costs associated with introducing our new line of preventative products have significantly affected our current financial condition and operations. We have sustained substantial losses from operations in recent years and have an accumulated deficit.

         We incurred net losses in 1999 and 2000 and expect to incur net losses at least through 2001. We expect operations to generate negative cash flow at least through 2001. We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. These factors raise doubts about our ability to continue as a going concern and our audit report in our annual report on Form 10-KSB for the year ended December 31, 2000, filed with the SEC on March 30, 2001, contained an explanatory paragraph with respect to this matter.

         We expect to generate substantially all of our revenues in the future from increased sales of our current line of Preventx(R) preventative products as well as additional preventative products that we can market utilizing IBC formulations similar to the one used in our hand sanitizer and first-aid antiseptic as well as other third-party formulations.

         In addition to cost of goods sold, which we expect to vary somewhat proportionately with sales over time, significant cost and expense items include salaries and benefits, consulting fees, royalties, distribution rights, office and administration, advertising, and legal and accounting, all of which, in total, significantly exceeded our total revenues for 2000 and in the first quarter of 2001. Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         Our total revenues in the three months ended March 31, 2001 were $305,000 compared with $352,000 in the three months ended March 31, 2000. Total revenues in the three months ended March 31, 2001 were primarily comprised of shipments to companies that became new customers during the quarter, including Ames Department Stores Inc., Kmart Corp., Long's Drug Stores Corp., Fred Meyer Stores, Rite Aid Corp., Target Corp., and Walgreen Co. Total revenues in the three months ended March 31, 2000 were primarily comprised of initial stocking orders and reorder shipments to the health and beauty aids and sporting goods departments of Wal-Mart Stores, Inc. Due to a significant decline in its overall hand sanitizer sales during the past year, Wal-Mart Stores significantly reduced the space dedicated to this product category in its health and beauty aids departments in the first quarter of 2001. Wal-Mart was an active customer in the first quarter of 2001, but is not expected to be a significant customer during the remainder of the year. We believe that these sales will be more than offset by gains in distribution in our targeted channels and that in the remainder of 2001 we will continue to develop relationships with other large regional and national retail drug, grocery, hardware, sporting goods and discount chains that will lessen the significance of the reduction in sales to Wal-Mart Stores.

         Our gross margin from product sales increased to 49% in the quarter ended March 31, 2001 from 46% in the quarter ended March 31, 2000. The increase was due to lower product costs and higher average selling prices on our hand sanitizer and first-aid antiseptic product line.

         Selling, general, and administrative expenses increased to $1,181,000 in the three months ended March 31, 2001 from $710,000 in the three months ended March 31, 2000 primarily due to the following:

- Salaries and benefits increased to $364,000 in the quarter ended March 31, 2001 from $138,000 in the quarter ended March 31, 2000 as a result of an accrual for employee bonuses of $123,000 in the quarter ended March 31, 2001 compared to $0 in quarter ended March 31, 2000 and an increase in the number of employees. The relocation of our business to Ohio in January 2000 resulted in a temporary reduction in our work force in the quarter ended March 31, 2000.

- Sales promotion and advertising expenses increased to $167,000 in the quarter ended March 31, 2001 from $52,000 in the quarter ended March 31, 2000 as a result of increased spending related to new product introductions, radio and print advertisements, and participation in trade shows and were partially offset by lower public relations expenses resulting from a change in our public relations agency. Additionally, a gain was recognized in the quarter ended March 31, 2000 related to the settlement of outstanding invoices with a former advertising agency.

- Expenses related to consulting and professional services increased to $359,000 in the quarter ended March 31, 2001 from $41,000 in the quarter ended March 31, 2000 due to non-cash charges related to the engagement of investor relations and financial consultants. The newly engaged consultants were compensated with common stock and options to purchase common stock.

- Royalty expenses declined to $54,000 in the quarter ended March 31, 2001 from $211,000 in the quarter ended March 31, 2000 due to the elimination of the minimum royalty to IBC. Partially offsetting this reduction was an increase in the minimum royalty payments to The Coleman Company, Inc.

         Interest expense increased to $66,000 in the three months ended March 31, 2001 from $52,000 in the three months ended March 31, 2000. Interest expense in the quarter ended March 31, 2001 included amortization of the fair value of common stock granted to loan guarantors and interest on our bank lines of credit, while interest expense in the quarter ended March 31, 2000 included the fair value of options granted to promissory note holders and interest on promissory notes.

         We incurred a net loss in the three months ended March 31, 2001 of $1,097,000 compared to a net loss of $619,000 in the three months ended March 31, 2000. The losses in the first quarters of 2001 and 2000 were due primarily to limited revenues that were substantially exceeded by our costs of operations. Our net loss per share was $0.02 for the three months ended March 31, 2001 and the three months ended March 31, 2000. The loss per share remained unchanged as a result of the factors affecting net loss as discussed above, offset by an increase in the weighted average number of shares outstanding to 46,990,428 in the three months ended March 31, 2001 from 35,586,912 in the three months ended March 31, 2000.

LIQUIDITY AND FINANCIAL POSITION

         To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock and the exercise of warrants and options. During the fiscal years 1998, 1999, and 2000 and the three months ended March 31, 2001, we raised a total of $5,568,000 through these means. We also issued stock to satisfy $6,052,000 of obligations, including stock valued at $3,300,000 that was issued to settle the litigation with IBC. We have also used debt to fund our operations. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations. At March 31, 2001, cash and cash equivalents totaled $7,000. Current liabilities at March 31, 2001, consisting primarily of accounts payable, accrued liabilities, and short-term debt, exceeded current assets by $2,359,000.

         During the three months ended March 31, 2001, net cash used in operating activities was $819,000, primarily due to a net loss of $1,097,000 less non-cash charges of $393,000 related to the issuance of common stock and options to purchase common stock and the exercise of options to purchase common stock by two directors with the use of loans from the Company with an interest rate lower than a market rate.

         In the three months ended March 31, 2001, net cash flow from financing activities was $792,000, resulting from the sale of common stock in the amount of $51,000 and borrowings under bank lines of credit totaling $741,000.

         Our future royalty requirements will affect liquidity. We are required to pay royalties to various licensors, including IBC, of up to 17% of net sales. The settlement with IBC will have a favorable effect on near-term liquidity as a result of the elimination of the minimum royalty payment. The previous license agreement would have required a minimum royalty payment of $735,000 to be paid no later than January 30, 2001.

         As of March 31, 2001, we had no capital expenditure obligations.

         In November 2000, we secured a one-year, $1,000,000 revolving line of credit from a bank with an interest rate equal to the bank's prime rate plus 1/2%. The line of credit is secured by the guarantees of several officers and directors and their spouses, which guarantees in turn are secured by the assets of the Company. As consideration for their guarantees, we granted these officers and directors, collectively, 450,000 shares of the Company's common stock valued at $169,000. In March 2001, an additional 120-day credit facility of $250,000 was obtained from a bank with an interest rate equal to the bank's prime rate plus 1%. This facility is secured by the guarantees of a director and a company wholly-owned by the director. As consideration for the guarantees, we granted 112,500 shares of the Company's common stock, valued at $39,000, to the director's wholly-owned company. As of May 11, 2001, borrowings of $1,250,000 were outstanding under the two lines of credit. We plan to repay outstanding borrowings under the two lines of credit in 2001 through additional debt or equity financing. However, there can be no assurance that such debt or equity financing will be available on favorable terms or at all.

         In May 2001, the Company issued $40 of 4% Convertible Debentures to unrelated investors.

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

         We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. We may also seek a working capital line of credit to be secured by our accounts receivable and inventory. However, such funds may not be available on favorable terms or at all. To repay borrowings under the lines of credit, maintain our current expense level of approximately $3,000,000 to $4,000,000 per year and meet the costs associated with our increased marketing, sales and market development efforts, it is likely that we will need to raise a minimum of $3,000,000 to $5,000,000 of additional capital during fiscal year 2001, dependent upon the magnitude of funds generated from operations. We expect cash receipts from customers to increase in 2001 due to greater anticipated sales volume from additional customers and a broader product line. The 2001 financing requirement may exceed our historical funding requirements, which averaged approximately $4,000,000 per year in the fiscal years 1998, 1999 and 2000. Also, should the FDA issue final regulations that are consistent with its current proposed regulations with respect to our hand sanitizer and first-aid antiseptic, we may experience an adverse effect on liquidity. Although we believe we would have twelve months to address any changes which may be necessary regarding the labeling of our hand sanitizer and first-aid antiseptic, the effort required to undertake the changes may cause our financial condition and results of operations to deteriorate and our business may ultimately fail.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We were the plaintiff in an action filed in the United States District Court, Southern District of Florida Case No. 00-8300. In this action in federal court, we brought suit against IBC and two principals of IBC for fraud in the inducement, tortious interference with a business relationship and breach of contract in connection with our original license from IBC of certain technology. On August 9, 2000, we entered into a settlement agreement with IBC. The case against IBC was settled by the filing of a Stipulation of Dismissal with the United States District Court on August 17, 2000.

         In this federal court action, a company called Optima Holding Co. Ltd. intervened, claiming that it had an exclusive prior right to use the same technology by virtue of a joint venture agreement entered into between IBC and Optima. Optima asserted claims against us for injunctive relief, conversion and tortious interference with a business relationship. On August 18, 2000, Optima, together with Mercury Technology Corp. (Delaware) and Mercury Technology Corp. (Bahamas) (collectively "Mercury") amended its original intervention complaint to add two counts of patent infringement against both Empyrean and IBC, alleging willful infringement of U.S. Patent Nos. 3,594,468 and 4,321,277. Empyrean and IBC each filed motions in the federal action seeking the dismissal of Mercury's patent infringement claims. Mercury dropped its claim of infringement of U.S. Patent No. 3,594,468. On April 4, 2001, the court issued a Final Order of Dismissal granting the motions of Empyrean and IBC to seek dismissal of the patent infringement claims and declining to exercise jurisdiction over the remaining state claims.

         We are also a defendant in an action that was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This state court action alleges that we tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. In two separate actions that have now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury, and IBC sued various individuals of Optima and/or Mercury for fraudulent inducement and civil theft. Optima and Mercury also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. The state court action was informally abated while the parties pursued their remedies in the federal action. Since the federal court action has been dismissed, it is likely that the state court action will resume. If we are not successful in the state court action, we could lose the right to market, sell or manufacture our hand sanitizer and first-aid antiseptic lotion and towelette products and other products currently under development. Should any court judgment be entered precluding our rights to the products, IBC has agreed as part of the overall litigation settlement to secure its obligations to us by granting us the highest priority perfected security interest IBC is permitted to assign in IBC's rights in commercializing the products in the United States.

         We are also a defendant in an action that was filed by Integrated Commercialization Solutions, Inc. on November 14, 2000 in the United States District Court, Central District of California, Southern Division. The action alleges that we breached a contract and seeks damages of at least $445,000 plus interest and attorneys fees. Subsequently, we obtained a transfer of the venue of this action to the United States District Court, Northern District of Ohio. This case is in the early stages and has not yet been docketed in the Ohio court. We intend to defend the suit vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OF COMMON STOCK FOR CASH

         In January 2001, we sold 125,000 shares of common stock to one purchaser at a price of $0.41 per share. The offer and sale of the above securities were deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of Regulation D promulgated thereunder. No advertising or general solicitation was employed in offering the securities. The securities were offered to an employee of Empyrean, and transfer of the shares was restricted by Empyrean in accordance with the requirements of the Securities Act. The purchaser was an accredited investor, represented that he was capable of analyzing the merits and risks of the investment, acknowledged in writing that he was acquiring the securities for investment and not with a view toward distribution or resale and that he understood the speculative nature of his investment. Proceeds from the above sale of common stock were used for working capital and for general corporate purposes.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         In January 2001, we issued 360,568 shares of common stock valued at $147,834 to seven employees in lieu of cash payment of a portion of employment bonuses earned in 2000.

         In February 2001, we issued 284,746 shares of common stock valued at $168,000 to Douglas G. Furth as a retainer for consulting services.

         In March 2001, we issued 112,500 shares of common stock valued at $39,375 to Uptic Investment Corp., a company wholly-owned by Lawrence D. Bain, Chairman of our Board of Directors, as consideration for the guarantee of a $250,000 line of credit extended to the Company by a bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its 1999 Annual Meeting of Stockholders on March 20, 2001.

         (b) Richard C. Adamany, Lawrence D. Bain, Robert G.J. Burg, II, Michael Cicak, Andrew J. Fishleder, M.D., and Bennett S. Rubin were elected as directors of the Company.

         (c)      1) Votes cast for each nominee for director were as follows:


                                            For               Against           Abstain          Non-Votes
                                            ---               -------           -------          ---------
                      Mr. Adamany           42,811,196        210,098           464,314          5,137,157
                      Mr. Bain              42,563,055        458,239           464,314          5,137,157
                      Mr. Burg              42,816,896        204,398           464,314          5,137,157
                      Mr. Cicak             42,818,086        203,208           464,314          5,137,157
                      Dr. Fishleder         42,820,494        200,800           464,314          5,137,157
                      Mr. Rubin             42,817,796        203,498           464,314          5,137,157

                  2) A proposal to reincorporate into the State of Delaware by way of a merger between our Delaware and Wyoming companies was approved by the following vote:

                                            For               Against           Abstain          Non-Votes
                                            ---               -------           -------          ---------
                                            27,434,727        1,177,861         20,125           19,990,052

         3) A proposal to amend our 1998 Stock Plan to reserve an additional number of shares for issuance was approved by the following vote:

                                            For               Against           Abstain          Non-Votes
                                            ---               -------           -------          ---------
                                            41,911,182        1,468,427         105,999          5,137,157

ITEM 5.  OTHER INFORMATION

         In April 2001, the license agreement between the Company and Sunbeam Corporation was terminated effective December 31, 2000. The license agreement allowed the Company to use the Sunbeam(TM) trademark in connection with the sale and distribution of its hand sanitizer and first-aid antiseptic, sanitizing wet wipe, disinfectant surface spray and sanitizing baby wipe products throughout the United States and Canada. The Company had made no product sales using the Sunbeam(TM) trademark since the acquisition of the licensing rights in October 1999. Concurrent with the termination of the license agreement with Sunbeam Corporation, the license agreement between the Company and The Coleman Company, Inc., which is wholly-owned by Sunbeam Corporation, was amended to increase the annual minimum royalties related to the use by the Company of the Coleman(R) trademark in the sale and distribution of its products. No other terms of the agreement were amended. The minimum royalties under the amended license agreement with The Coleman Company, Inc. are equal to the combined minimum royalties under the original agreements with Sunbeam Corporation and The Coleman Company, Inc.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

10.24 Promissory Note dated March 16, 2001 in favor of The Huntington National Bank.

10.25 Letter dated April 26, 2001 terminating the License Agreement dated October 1, 1999 between Empyrean Bioscience, Inc. and Sunbeam Corporation.

10.26 First Amendment to Empyrean Bioscience, Inc. License Agreement with The Coleman Company, Inc. dated April 20, 2001.

REPORTS ON FORM 8-K

The Company made no filings on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned on its behalf and in her capacity as Chief Financial Officer of the Company, thereunto duly authorized.

                           EMPYREAN BIOSCIENCE, INC.
                           (Registrant)





May 14, 2001               /s/ Brenda K. Brown
--------------             -------------------
(Date)                     (Signature)
                           Brenda K. Brown
                           Vice President and Chief Financial Officer