Form 10QSB
period 2001-06-30
EMPYREAN BIOSCIENCE INC
filed 2001-08-14
CIK 1074626

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                              ---       ---
As of August 10, 2001, the registrant had 51,228,322 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes       No  X
                                                               ---      ---

================================================================================

                          PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                            EMPYREAN BIOSCIENCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                    June 30,      December 31,
                                                                                      2001            2000
                                                                                    --------      ------------
                                                                                   (unaudited)      (audited)
                                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $    105       $     34
    Accounts receivable                                                                  122             76
    Prepaid expenses and other                                                           123            175
    Inventory                                                                            270            235
                                                                                    --------       --------
       Total current assets                                                              620            520

    Long-term deferred financing costs                                                   221           --
    Equipment and improvements                                                            23             29
                                                                                    --------       --------
       Total assets                                                                 $    864       $    549
                                                                                    ========       ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                                $    713       $  1,273
    Accrued compensation                                                                 345            328
    Accrued sales promotion and advertising                                               38            177
    Other accrued liabilities                                                            110             75
    Deferred revenue                                                                    --              100
    Short-term debt                                                                    1,222            424
                                                                                    --------       --------
       Total current liabilities                                                       2,428          2,377

LONG-TERM LIABILITIES:
    Convertible notes and debentures, net of original issue discount of $79              961           --

STOCKHOLDERS' EQUITY (DEFICIT):
    Par value of common stock, authorized 90,000,000 shares, $.0001 par value;
       issued and outstanding (2001: 50,157,592; 2000: 43,282,986)                         5              4
    Paid-in capital in excess of par value                                            33,526         29,782
    Notes receivable from officers and directors                                      (2,344)          --
    Accumulated deficit                                                              (33,712)       (31,614)
                                                                                    --------       --------
       Total stockholders' equity (deficit)                                           (2,525)        (1,828)
                                                                                    --------       --------
       Total liabilities and stockholders' equity (deficit)                         $    864       $    549
                                                                                    ========       ========


                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     ------------------             ----------------
                                                   JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                     2001           2000           2001          2000
                                                   --------       --------       --------       --------
Net revenues                                       $    244       $     96       $    549       $    447
Cost of sales                                            86             49            241            240
                                                   --------       --------       --------       --------

   Gross profit                                         158             47            308            207

Selling, general and administrative                     620            908          1,801          1,618
                                                   --------       --------       --------       --------
   Loss from operations                                (462)          (861)        (1,493)        (1,411)

Interest expense                                       (554)          --             (620)           (52)
Interest income                                          15             16             25             23
Other, net                                             --             --              (10)           (24)
                                                   --------       --------       --------       --------
Other income (expense)                                 (539)            16           (605)           (53)
                                                   --------       --------       --------       --------
Net loss                                           $ (1,001)      $   (845)      $ (2,098)      $ (1,464)
                                                   ========       ========       ========       ========
Basic and diluted loss per share                   $  (0.02)      $  (0.02)      $  (0.04)      $  (0.04)
                                                   ========       ========       ========       ========
Weighted average number of shares outstanding        49,207         36,305         48,104         34,849
                                                   ========       ========       ========       ========




                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                             Common Stock
                                       -----------------------
                                                                                     Notes
                                                                      Paid-In     Receivable
                                                                     Capital in      from
                                                                     Excess of     Officers/    Accumulated
                                        Shares       Par Value       Par Value     Directors      Deficit          Total
                                        ------       ---------       ---------     ---------      -------          -----
Balances, January 1, 2001                43,283       $      4       $ 29,782      $   --         $(31,614)      $ (1,828)

Common stock issued for cash                125           --              51           --             --               51

Stock options and warrants
exercised with notes                      4,845              1          2,385        (2,344)          --               42

Common stock issued for debt and
services                                  1,704           --              572          --             --              572

Fair value of option and warrant
grants                                     --             --              244          --             --              244

Common stock issued for
litigation settlement                       200           --               50          --             --               50

Intrinsic value of conversion
options in convertible notes and
debentures issued                          --             --              442          --             --              442

Net loss                                 (2,098)        (2,098)
                                       --------       --------       --------      --------       --------       --------
Balances, June 30, 2001                  50,157       $      5       $ 33,526      $ (2,344)      $(33,712)      $ (2,525)
                                       ========       ========       ========      ========       ========       ========



                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Six months ended
                                                                   ----------------------
                                                                   June 30,      June 30,
                                                                     2001          2000
                                                                    -------       -------
Cash flows from operating activities:
    Net cash used by operating activities                           $(1,693)      $(1,220)

Cash flows from investing activities:
    Proceeds from sales of fixed assets                                --               5
    Purchase of capital assets                                         --             (13)
                                                                    -------       -------
          Net cash used by investing activities                        --              (8)

Cash flows from financing activities:
    Issuance of common stock                                             51         1,857
    Proceeds of short-term debt                                         798           250
    Payments of short-term debt                                        --            (150)
    Net proceeds of convertible notes and debentures                    915          --
                                                                    -------       -------
          Net cash provided by financing activities                   1,764         1,957
                                                                    -------       -------
          Net increase (decrease) in cash and cash equivalents           71           729

Cash and cash equivalents at beginning of period                         34           286
                                                                    -------       -------
Cash and cash equivalents at end of period                          $   105       $ 1,015
                                                                    =======       =======









                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


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

     The financial information included herein for the quarters ended June 30, 2001 and 2000, and the financial information as of June 30, 2001, is unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements and the notes thereto should be read in conjunction with the annual audited financial statements as of December 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - SHORT-TERM DEBT

     In November 2000, the Company obtained a one-year, $1,000 revolving line of credit from a bank, secured by the guarantees of several officers and directors and their spouses, which guarantees are in turn secured by the assets of the Company. As consideration for their guarantees, the Company granted these officers and directors, collectively, 450 shares of the Company's common stock with a fair value of $169, which is being amortized over the term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 1/2%. As of June 30, 2001, borrowings of $972 were outstanding under this line of credit and the applicable interest rate was 7.25%.

     In March 2001, the Company obtained an additional 120-day, $250 line of credit from a bank, secured by the guarantees of a Company director and a company wholly-owned by the director. As consideration for the guarantees, the Company granted the director's wholly-owned company 113 shares of the Company's common stock with a fair value of $39, which is being amortized over the term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 1%. As of June 30, 2001, borrowings of $250 were outstanding under this line of credit and the applicable interest rate was 7.75%. In July 2001, this line of credit was extended for an additional 60-day term.

     In June 2001, the Company obtained 60-day bridge lines of credit totaling $300 from two officers and directors and a company wholly-owned by a third director. As consideration for the execution of the bridge loan facilities, the Company granted these officers and directors and the director's wholly-owned company an aggregate of 135 shares of the Company's common stock with a fair value of $30, which is being amortized over the term of the loan facilities. Borrowings under the loan facilities bear interest at a rate equal to the prime rate of a certain bank plus 3.5%. As of June 30, 2001, no borrowings were outstanding under these lines of credit.

NOTE 4 - CONVERTIBLE DEBT

     In April 2001, the Company issued convertible debentures in an aggregate principal amount of $40 to three unrelated investors. The debentures mature in April 2006 and bear interest at a 4% annual rate. At the Company's option, interest on the debentures is payable in cash or common stock at maturity and the debentures are redeemable at any time for 125% of the outstanding principal amount plus unpaid interest. At the option of the holders, the debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received a warrant to purchase 8 shares of common stock at an exercise price of $0.468 with a fair value of $3. Issuance expenses of $8 and the fair value of the warrant are being amortized over the term of the debentures. The intrinsic value of the embedded conversion option, valued at $18, is being amortized over the three-month period prior to the date that the debentures are first exercisable. Notwithstanding the waiting period prior to the date that the debentures are first convertible, at June 30, 2001, the debentures would have been convertible into 232 shares of common stock.

     In June 2001, the Company issued a two-year, 8% $1,000 convertible note and a warrant to purchase 333 shares of common stock at an exercise price of $0.27 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Two officers and directors of the Company and a company wholly-owned by a third director pledged their beneficially owned holdings of the Company's common stock as security for the Company's registration obligations under a subscription agreement with the investor (which registration obligations were subsequently fulfilled). As consideration for the pledge of their assets, the Company granted the officers and directors and the director's wholly-owned company an aggregate of 450 shares of the Company's common stock with a fair value of $99. The share grants and other issuance expenses totaling $218 and the fair value of the warrant of $71 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $425, was expensed in the quarter ended June 30, 2001. At June 30, 2001, the note was convertible into 5,724 shares of common stock.

     The shares issuable upon the conversion of the note and debentures were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.

NOTE 5 - LEGAL PROCEEDINGS

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

     The Company was also a defendant in an action that was filed by Integrated Commercialization Solutions, Inc. ("ICS") on November 14, 2000 in the United States District Court, Central District of California, Southern Division. The action alleged that the Company breached a contract and sought damages of at least $445 plus interest and attorneys fees. During June 2001, the Company entered into a settlement agreement and mutual release with ICS and the Company agreed to pay ICS $24 in twelve equal monthly installments of $2 each plus 200 shares of Empyrean common stock valued at $50. A dismissal entry was filed with the court on June 22, 2001. The Company recognized a gain of $371 upon the settlement of the lawsuit in the quarter ended June 30, 2001.

NOTE 6 - STOCKHOLDERS' EQUITY

     The Company's authorized preferred stock consists of 10,000 shares, $.0001 par value. No preferred stock has been issued.

     The Company has granted options to purchase common stock to employees, officers, directors, lenders, and persons providing services to the Company. The Company has also granted warrants to lenders and investors. For options granted to non-employees, the Company recognizes consulting or interest expense equal to the fair value of the options. At June 30, 2001, 7,803 options and warrants were exercisable at a weighted average price of $0.70 per share.

     A summary of the status of stock options and warrants as of June 30, 2001, and changes during the six months ended on that date is presented below.

                                                         Options                               Warrants
                                             ---------------------------------    -----------------------------------
                                                                  WEIGHTED                                 WEIGHTED
                                                                  AVERAGE                                  AVERAGE
                                                                  EXERCISE                                 EXERCISE
                                                    NUMBER         PRICE                 NUMBER              PRICE
                                                    ------         -----                 ------              -----
Outstanding at January 1, 2001                       9,574          $  .63                 3,488            $  .68
     Granted                                         2,858             .41                   341               .27
     Exercised                                      (3,922)            .47                  (924)              .54
     Expired                                          (654)            .66                  (500)              .75
                                             -------------          ------               --------           -----
Outstanding at June 30, 2001                         7,856          $  .63                 2,406            $  .66
                                             =============          ======               ========           =====


     Stock options and warrants were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.

NOTE 7 - DISTRIBUTION AGREEMENT

     In April 1999, the Company executed a distribution agreement with Durstrand International Limited ("Durstrand") granting Durstrand the exclusive right to distribute the Company's licensed products in certain Southeast Asian markets. Durstrand paid a non-refundable fee of $600 for these rights of which $100 was deferred pending shipment of product to Durstrand. The Company recognized $500 of the fee paid as revenue in the quarter ended June 30, 1999, as the Company had performed all of its obligations under the agreement.

     The agreement with Durstrand required Durstrand to purchase a minimum amount of product in each year of the contract to maintain its exclusive rights. The $100 of deferred revenue was to be applied to minimum annual purchases of $400 required in the contract year ended April 28, 2000. There have been no purchases to date. As a result of Durstrand not satisfying the minimum purchase requirement, the Company served notice in October 2000 of its intent to revoke Durstrand's exclusivity in the defined territory if Durstrand did not purchase at least $200 of product within 60 days. Since no effort was made by Durstrand to cure, in January 2001 the Company served notice that Durstrand's rights were no longer exclusive. In April 2001, Durstrand was given 60-day notice of termination for cause and as a result, the distribution agreement with Durstrand was terminated. The $100 of deferred revenue was recognized upon the termination of the agreement in the quarter ended June 30, 2001.

NOTE 8 - REVENUES

     Net revenues are comprised of the following:

                                                     Three months ended                        Six months ended
                                            -------------------------------------    -------------------------------------
                                            June 30, 2001      June 30, 2000         June 30, 2001      June 30, 2000
                                            -------------      -------------         -------------      -------------
    Product sales                                144                 96                   449                 447
    Distribution rights                          100                  -                   100                   -
                                                 ---              -----                   ---                ----
    Net revenues                                 244                 96                   549                 447

NOTE 9 - LICENSES AND ROYALTIES

     In April 2001, the license agreement between the Company and Sunbeam Corporation was terminated effective December 31, 2000. The license agreement allowed the Company to use the SunbeamTM trademark in connection with the sale and distribution of its hand sanitizer and first-aid antiseptic, sanitizing wet wipe, disinfectant surface spray and sanitizing baby wipe products throughout the United States and Canada. The Company had made no product sales using the SunbeamTM trademark since the acquisition of the licensing rights in October 1999. Concurrent with the termination of the license agreement with Sunbeam Corporation, the license agreement between the Company and The Coleman Company, Inc., which is wholly-owned by Sunbeam Corporation, was amended to increase the annual minimum royalties related to the use by the Company of the Coleman(R) trademark in the sale and distribution of its products to $110 and $220 in 2001 and 2002, respectively. No other terms of the agreement were amended. The minimum royalties under the amended license agreement with The Coleman Company, Inc. are equal to the combined minimum royalties under the original agreements with Sunbeam Corporation and The Coleman Company, Inc.

NOTE 10 - CASH FLOW STATEMENT

     During the first six months of 2001, the Company entered into the following non-cash transactions:

     - The Company issued 1,704 shares of common stock, valued at $572, to various consultants, employees and other parties in compensation for services, loan and performance guarantees, and lines of credit provided to the Company.

     - The Company issued 200 shares of common stock, valued at $50, to a former vendor as part of the settlement of litigation between the two companies.

     - The Company granted options to purchase 432 shares of common stock, valued at $169, to various consultants and other parties in compensation for services provided to the Company and warrants to purchase 341 shares of common stock, valued at $74, to a lender and a placement agent in conjunction with the issuance of two convertible debt instruments.

     - The Company recognized $42 of expense related to the exercise of options to purchase common stock by two directors with loans from the Company at an interest rate less than a market rate.

     - The Company recognized $442 of interest expense related to the intrinsic value of conversion options embedded in two convertible debt instruments issued.

NOTE 11 - RELATED PARTY TRANSACTIONS

     During 2001, the Company made loans totaling $2,344 to six officers and directors for the exercise of options and warrants to purchase 4,845 shares of common stock. The loans bear interest at rates of 5.48% or 5.78%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

         This Form 10-QSB, including the notes to the condensed consolidated financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. We may make additional written and oral forward looking statements from time to time in filings with the U.S Securities and Exchange Commission, in our press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," "plan," and similar expressions identify forward looking statements. These statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, regulatory proceedings or rulemaking, projections of revenues, income, loss, or capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to products or product development as well as assumptions relating to the above subjects.

         Forward looking statements reflect our current views concerning future events and financial performance and speak only as of the date the statements are made. These forward looking statements are subject to risks and uncertainties, some of which cannot be predicted or quantified, that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Form 10-QSB, including the notes to the consolidated financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Such factors include, among other factors, changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate, the acceptability and success of existing and potential products in the marketplace, the ability to obtain sufficient capital to fund operations and the outcome of potential litigation.

         The following discussion and analysis provides information regarding our financial condition and results of operations for the periods shown. This discussion should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this document.

INTRODUCTION

         In 1998, we acquired certain rights to use a microbicide formulation from International Bioscience Corporation ("IBC"). We market, sell and distribute innovative personal care products based on this and other third party or purchased formulations that are intended to prevent the spread of infectious disease. To date, we have introduced three product lines under our complete germ protection program. The first, a Hand Sanitizer and First-Aid Antiseptic lotion, is marketed under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands. During the fourth quarter of 2000, we began selling our new line of antibacterial towelettes under both the Preventx(R) and Coleman(R) with Advanced Preventx(R) brands. In December 2000, we announced the introduction of the Coleman(R) Antibacterial Surface Disinfectant Cleaner, which can remove most of the organisms present on surfaces that can cause infectious disease. The Antibacterial Surface Disinfectant Cleaner is not based on the IBC formulation, but is a formulation sub-registered from a third party that is registered with the EPA. The introduction of this product allows us to offer our customers a more complete line of infectious disease prevention products. In accordance with the settlement of our suit with IBC, new product development is vested in a joint venture formed with IBC. Our marketing personnel and IBC's scientific personnel share new product development responsibilities. We perform the market research to determine, among other things, the product claims that we would like to make while IBC develops the formulation to meet these claims, performs the required testing and insures compliance with the appropriate government regulations. Additional preventative products that we anticipate marketing utilizing formulations similar to the one used in our hand sanitizer and first-aid antiseptic include a disinfectant surface spray, baby wipes, and the GEDA Plus(R) microbicidal contraceptive gel. Our disinfectant surface spray that is based on the IBC formulation must obtain regulatory approval from the FDA to enable us to market the product for use on food surfaces, which we estimate will take at least 12 months. When the IBC formulation has been approved by the FDA and is available for sale, we intend to introduce it as an improved product offering to the antibacterial surface disinfectant cleaner that we announced in December 2000. IBC plans to apply for an Investigative New Drug (IND) number from the FDA for the baby wipes subsequent to the receipt of an IND number for the GEDA Plus(R) microbicidal contraceptive gel. An IND number will enable IBC to commence testing that will be recognized by the FDA. We estimate that the testing and approval process for the baby wipes will take at least six months from the receipt of the IND number. The application process to obtain an IND number for the GEDA Plus(R) microbicidal contraceptive gel is underway. The gel must undergo clinical trials and obtain regulatory approval prior to marketing. The gel will be tested to determine its effectiveness in preventing HIV as well as other sexually transmitted diseases, all of which have different rates of transmission as well as gestation periods for infection within the human body. As a result, we anticipate the clinical trials for certain sexually transmitted diseases will require a minimum of six months while other sexually transmitted diseases such as HIV will require at least 18 months from the receipt of the IND number.

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

         We expect to generate substantially all of our revenues in the future from increased sales of our current line of Preventx(R) preventative products as well as additional preventative products that we can market utilizing IBC formulations similar to the one used in our hand sanitizer and first-aid antiseptic and other third-party formulations.

         In addition to cost of goods sold, which we expect to vary somewhat proportionately with sales over time, significant cost and expense items include salaries and benefits, professional fees, royalties, office and administration, advertising, and legal and accounting, all of which, in total, significantly exceeded our total revenues for 2000 and in the first quarter of 2001. Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Our total revenues in the three months ended June 30, 2001 were $244,000 compared with $96,000 in the three months ended June 30, 2000. Total revenues in the three months ended June 30, 2001 included distribution rights revenue of $100,000, which was recognized upon the termination of our distribution agreement with Durstrand International Ltd., compared to $0 of distribution rights revenue in the three months ended June 30, 2000. Product sales increased to $144,000 in the second quarter of 2001 compared to $96,000 in the second quarter of 2000. The 50% increase in product sales was primarily due to shipments to new customers during the quarter, including Duane Reade, Inc., Dick's Sporting Goods, and Price Chopper, as well as reorder shipments to existing customers such as Kmart Corp., the Eckerd drugstore chain, Target Corp., and Walgreen Co. Total revenues in the three months ended June 30, 2000 were primarily comprised of shipments to the health and beauty aids and sporting goods departments of Wal-Mart Stores, Inc. Due to a significant decline in its overall hand sanitizer sales in 2000, Wal-Mart Stores significantly reduced the space dedicated to this product category in its health and beauty aids departments in the first quarter of 2001. Wal-Mart was not an active customer in the second quarter of 2001, and is not expected to be a significant customer during the remainder of the year. We believe that these sales will be more than offset by gains in distribution in our targeted channels and that in the remainder of 2001 we will continue to develop relationships with other large regional and national retail drug, grocery, hardware, sporting goods and discount chains that will lessen the significance of the reduction in sales to Wal-Mart Stores.

         Our gross margin from product sales decreased to 41% in the quarter ended June 30, 2001 from 49% in the quarter ended June 30, 2000. The margin in the year ago period reflects only sales of our hand sanitizer and first-aid antiseptic lotion product line while the margin in the second quarter 2001 also includes our recently introduced towelette and antibacterial surface disinfectant cleaner product lines. Product costs as a percentage of sales revenue are higher for towelettes than for our hand sanitizer and first-aid antiseptic lotion product. Additionally, sales deductions were higher in the quarter ended June 30, 2001 than in the quarter ended June 30, 2000 reflecting payment terms with certain recently acquired customers.

         Selling, general, and administrative expenses decreased to $620,000 in the three months ended June 30, 2001 from $908,000 in the three months ended June 30, 2000 primarily due to the following:

- A litigation settlement gain of $371,000 was recognized in the quarter ended June 30, 2001 related to the settlement of our lawsuit with Integrated Commercialization Solutions, Inc. ("ICS") at a cost lower than the amount accrued. In the quarter ended June 30, 2000, litigation settlement expense of $74,000 was incurred for expenses related to our lawsuit with IBC that was settled in August 2000.

-    Salaries and benefits increased to $395,000 in the quarter ended
     June 30, 2001 from $204,000 in the quarter ended June 30, 2000 as a result of an accrual for employee bonuses of $123,000 in the quarter ended June 30, 2001 compared to $0 in quarter ended June 30, 2000, salary increases for employees effective January 2001, and an increase in the number of employees. The relocation of our business to Ohio in January 2000 resulted in a temporary reduction in our work force in the quarter ended June 30, 2000.

- Sales promotion and advertising expenses increased to $316,000 in the quarter ended June 30, 2001 from $279,000 in the quarter ended June 30, 2000 as a result of increased spending related to radio and print advertisements and higher public relations expenses resulting from a change in our public relations agency, including $106,000 of non-cash charges related to common stock and options to purchase common stock granted to the new agency. Partially offsetting these higher expenses was the reversal of an accrual for promotional spending obligations under the Sunbeam licensing agreement which were extinguished with the termination of the agreement in the quarter ended June 30, 2001.

- Royalty expenses declined to $41,000 in the quarter ended June 30, 2001 from $198,000 in the quarter ended June 30, 2000 due to the elimination of the minimum royalty to IBC. Partially offsetting this reduction was an increase in the minimum royalty obligations to The Coleman Company, Inc.

         Interest expense increased to $554,000 in the three months ended June 30, 2001 from $0 in the three months ended June 30, 2000. Interest expense in the quarter ended June 30, 2001 included $437,000 non-cash expense from the intrinsic value of conversion options embedded in convertible debt issued in the period, $85,000 amortization of the fair value of common stock granted to loan guarantors and loan facility providers and debt issuance expenses, and $32,000 interest on our bank lines of credit and convertible debt.

         We incurred a net loss in the three months ended June 30, 2001 of $1,001,000 compared to a net loss of $845,000 in the three months ended June 30, 2000. The losses in the second quarters of 2001 and 2000 were due primarily to limited revenues that were substantially exceeded by our costs of operations, and in the second quarter of 2001, non-cash interest expense resulting from the intrinsic value of conversion options embedded in convertible debt issued in the period. Our net loss per share was $0.02 for the three months ended June 30, 2001 and the three months ended June 30, 2000. The loss per share remained unchanged as a result of the factors affecting net loss as discussed above, offset by an increase in the weighted average number of shares outstanding to 49,207,000 in the three months ended June 30, 2001 from 36,305,000 in the three months ended June 30, 2000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Our total revenues in the six months ended June 30, 2001 were $549,000 compared with $447,000 in the six months ended June 30, 2000. Total revenues in the six months ended June 30, 2001 included distribution rights revenue of $100,000, which was recognized upon the termination of our distribution agreement with Durstrand International Ltd., compared to $0 of distribution rights revenue in the six months ended June 30, 2000. Product sales were virtually flat at $449,000 in the first six months of 2001 compared to $447,000 in the same period of 2000. Product sales in the six months ended June 30, 2001 consisted of shipments to several new customers including Walgreen Co., Kmart Corp., Target Corp., Rite Aid Corp., the Eckerd drugstore chain, Fred Meyer Stores, Duane Reade, Inc., Dick's Sporting Goods, and Price Chopper. Total revenues in the six months ended June 30, 2000 were primarily comprised of initial and reorder shipments to the health and beauty aids and sporting goods departments of Wal-Mart Stores, Inc. Due to a significant decline in its overall hand sanitizer sales in 2000, Wal-Mart Stores significantly reduced the space dedicated to this product category in its health and beauty aids departments in the first quarter of 2001. Wal-Mart is not expected to be a significant customer during the remainder of 2001. We believe that these sales will be more than offset by gains in distribution in our targeted channels and that in the remainder of 2001 we will continue to develop relationships with other large regional and national retail drug, grocery, hardware, sporting goods and discount chains that will lessen the significance of the reduction in sales to Wal-Mart Stores.

         Our gross margin from product sales remained steady at 46% in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The margin in the year ago period reflects only sales of our hand sanitizer and first-aid antiseptic lotion product line while the margin in the second quarter 2001 also includes our recently introduced towelette and antibacterial surface disinfectant cleaner product lines. Product costs as a percentage of sales revenue are higher for towelettes than for our hand sanitizer and first-aid antiseptic lotion product. However, offsetting this impact, margins have improved on our hand sanitizer and first-aid antiseptic lotion product line as a result of lower product costs and higher average selling prices.

         Selling, general, and administrative expenses increased to $1,801,000 in the six months ended June 30, 2001 from $1,618,000 in the six months ended June 30, 2000 primarily due to the following:


- Salaries and benefits increased to $758,000 in the six months ended June 30, 2001 from $342,000 in the six months ended June 30, 2000 as a result of an accrual for employee bonuses of $246,000 in the six months ended June 30, 2001 compared to $0 in six months ended June 30, 2000, salary increases for employees effective January 2001, and an increase in the number of employees. The relocation of our business to Ohio in January 2000 resulted in a temporary reduction in our work force in the six months ended June 30, 2000.

- Sales promotion and advertising expenses increased to $493,000 in the six months ended June 30, 2001 from $330,000 in the six months ended June 30, 2000 as a result of increased spending related to new product introductions and radio and print advertisements Partially offsetting these higher expenses was the reversal of an accrual for promotional spending obligations under the Sunbeam licensing agreement which were extinguished with the termination of the agreement in the six months ended June 30, 2001. Additionally, a gain was recognized in the six months ended June 30, 2000 related to the settlement of outstanding invoices with a former advertising agency.

- Expenses related to consulting and professional services increased to $547,000 in the six months ended June 30, 2001 compared to $213,000 in the six months ended June 30, 2000 due to non-cash charges related to the engagement of investor relations and financial consultants. The newly engaged consultants were compensated with common stock and options to purchase common stock.

- A litigation settlement gain of $371,000 was recognized in the six months ended June 30, 2001 related to the settlement of our lawsuit with ICS at a cost lower than the amount accrued. In the six months ended June 30, 2000, litigation settlement expense of $74,000 was incurred for expenses related to our lawsuit with IBC that was settled in August 2000.

-    Royalty expenses declined to $94,000 in the six months ended June
     30, 2001 from $409,000 in the six months ended June 30, 2000 due to the elimination of the minimum royalty to IBC. Partially offsetting this reduction was an increase in the minimum royalty obligations to The Coleman Company, Inc.

         Interest expense increased to $620,000 in the six months ended June 30, 2001 from $52,000 in the six months ended June 30, 2000. Interest expense in the six months ended June 30, 2001 included $437,000 non-cash expense from the intrinsic value of conversion options embedded in convertible debt issued in the period, $132,000 amortization of the fair value of common stock granted to loan guarantors and loan facility providers and debt issuance expenses, and $51,000 interest on our bank lines of credit and convertible debt. Interest expense in the six months ended June 30, 2000 included the fair value of options granted to promissory note holders and interest on promissory notes.

         We incurred a net loss in the six months ended June 30, 2001 of $2,098,000 compared to a net loss of $1,464,000 in the six months ended June 30, 2000. The losses in the first halves of 2001 and 2000 were due primarily to limited revenues that were substantially exceeded by our costs of operations and, in the first half of 2001, non-cash interest expense resulting from the intrinsic value of conversion options embedded in convertible debt issued in the period. Our net loss per share was $0.04 for the six months ended June 30, 2001 and the six months ended June 30, 2000. The loss per share remained unchanged as a result of the factors affecting net loss as discussed above, offset by an increase in the weighted average number of shares outstanding to 48,104,000 in the six months ended June 30, 2001 from 34,849,000 in the six months ended June 30, 2000.

LIQUIDITY AND FINANCIAL POSITION

         To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock, the exercise of warrants and options, and the issuance of convertible notes and debentures. We have also issued stock to satisfy obligations and we have used debt to fund our operations. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations. At June 30, 2001, cash and cash equivalents totaled $105,000. Current liabilities at June 30, 2001, consisting primarily of accounts payable, accrued liabilities, and short-term debt, exceeded current assets by $1,808,000.

         During the six months ended June 30, 2001, net cash used in operating activities was $1,693,000, primarily due to a net loss of $2,098,000 less net non-cash charges of $663,000 related to the issuance of common stock and options to purchase common stock, the intrinsic value of conversion options embedded in convertible debt issued, the exercise of options to purchase common stock by two directors with the use of loans from the Company with an interest rate lower than a market rate, and the amortization of debt issuance expenses, partially offset by a non-cash gain related to the settlement of our lawsuit with ICS.

         In the six months ended June 30, 2001, net cash flow from financing activities was $1,764,000, resulting from the sale of common stock in the amount of $51,000, borrowings under bank lines of credit totaling $798,000, and the issuance of convertible notes and debentures for net proceeds of $915,000.

         Our future royalty requirements will affect liquidity. We are required to pay royalties to various licensors, including IBC, of up to 17% of net sales. The settlement with IBC has had a favorable effect on near-term liquidity as a result of the elimination of the minimum royalty payment. The previous license agreement would have required a minimum royalty payment of $735,000 to be paid no later than January 30, 2001. Our licensing agreement with The Coleman Company, Inc. contains minimum royalty obligations of $110,000 and $220,000 in 2001 and 2002, respectively.

         As of June 30, 2001, we had no capital expenditure obligations.

         In November 2000, we secured a one-year, $1,000,000 revolving line of credit from a bank with an interest rate equal to the bank's prime rate plus 1/2%. The line of credit is secured by the guarantees of several officers and directors and their spouses, which guarantees in turn are secured by the assets of the Company. As consideration for their guarantees, we granted these officers and directors, collectively, 450,000 shares of the Company's common stock valued at $169,000. In March 2001, an additional 120-day credit facility of $250,000 was obtained from a bank with an interest rate equal to the bank's prime rate plus 1%. This facility is secured by the guarantees of a director and a company wholly-owned by the director, and was extended for an additional 60-day term in July 2001. As consideration for the guarantees, we granted 112,500 shares of the Company's common stock, valued at $39,000, to the director's wholly-owned company. As of August 10, 2001, borrowings of $1,186,000 were outstanding under the two lines of credit. We plan to repay outstanding borrowings under the two lines of credit in 2001 through additional debt or equity financing. However, there can be no assurance that such debt or equity financing will be available on favorable terms or at all.

         In June 2001, we executed 60-day bridge loan facility agreements totaling $300,000 with two officers and directors and a company wholly-owned by a third director with an interest rate equal to the prime rate of The Huntington National Bank plus 3.5%. As consideration for the execution of the bridge loan facilities, we granted these officers and directors and the director's wholly-owned company, collectively, 135,000 shares of the Company's common stock valued at $30,000. As of August 10, 2001, no borrowings were outstanding under these bridge lines of credit.

         In April 2001, we issued convertible debentures in an aggregate principal amount of $40,000 to three unrelated investors. The debentures mature in April 2006 and bear interest at a 4% annual rate. At the Company's option, interest on the debentures is payable in cash or common stock at maturity and the debentures are redeemable at any time for 125% of the outstanding principal amount plus unpaid interest. At the option of the holders, the debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received a warrant to purchase 8,000 shares of common stock at an exercise price of $0.468 with a fair value of $3,000. Notwithstanding the waiting period prior to the date that the debentures are first convertible, at June 30, 2001, the debentures would have been convertible into 232,288 shares of common stock.

         In June 2001, we issued a two-year, 8% $1,000,000 convertible note and a warrant to purchase 333,333 shares of common stock at an exercise price of $0.27 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Two officers and directors and a company wholly-owned by a third director pledged their beneficially owned holdings of the Company's common stock as security for the Company's registration obligations under a subscription agreement with the investor. As consideration for the pledge of their assets, we granted the officers and directors and the director's wholly-owned company an aggregate of 450,000 shares of the Company's common stock with a fair value of $99,000. At June 30, 2001, the note was convertible into 5,724,098 shares of common stock.

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

         We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. We may also seek a working capital line of credit to be secured by our accounts receivable and inventory. However, such funds may not be available on favorable terms or at all. To repay borrowings under the lines of credit, maintain our current expense level of approximately $3,000,000 to $4,000,000 per year and meet the costs associated with our increased marketing, sales and market development efforts, it is likely that we will need to raise a minimum of $2,000,000 to $4,000,000 of additional capital during fiscal year 2001, dependent upon the amount of funds generated from operations. We expect cash receipts from customers to increase in the remainder of 2001 due to greater anticipated sales volume from additional customers and a broader product line. The 2001 financing requirement may exceed our historical funding requirements, which averaged approximately $4,000,000 per year in the fiscal years 1998, 1999 and 2000. Also, should the FDA issue final regulations that are consistent with its current proposed regulations with respect to our hand sanitizer and first-aid antiseptic, we may experience an adverse effect on liquidity. Although we believe we would have twelve months to address any changes which may be necessary regarding the labeling of our hand sanitizer and first-aid antiseptic, the effort required to undertake the changes may cause our financial condition and results of operations to deteriorate and our business may ultimately fail.

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

         We were also a defendant in an action that was filed by ICS on November 14, 2000 in the United States District Court, Central District of California, Southern Division. The action alleged that we breached a contract and sought damages of at least $445,000 plus interest and attorneys fees. During June 2001, we entered into a settlement agreement and mutual release with ICS and we agreed to pay ICS $24,000 in twelve equal monthly installments of $2,000 each plus 200,000 shares of Empyrean common stock valued at $50,000. A dismissal entry was filed with the court on June 22, 2001. We recognized a $371,000 gain upon the settlement of the lawsuit in the quarter ended June 30, 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         In May 2001, we issued 27,265 shares of common stock valued at $7,156 to three outside directors as compensation for their service as members of our Board of Directors and board committees.

         In June 2001, we issued 135,000 shares of common stock valued at $29,835 to Richard C. Adamany, the Company's President and Chief Executive Officer and a director, Bennett S. Rubin, the Company's Executive Vice President and Chief Operating Officer and a director, and Uptic Investments Corp., a company wholly-owned by Lawrence D. Bain, Chairman of our Board of Directors, collectively, as consideration for the extension of bridge loan facilities totaling $300,000 with the Company.

         In June 2001, we issued 450,000 shares of common stock valued at $99,450 to Richard C. Adamany, Bennett S. Rubin, and Uptic Investments Corp., collectively, as consideration for their pledge of assets to secure the Company's obligations under the Subscription Agreement between the Company and Laurus Master Fund, Ltd.

         In June 2001, we issued 200,000 shares of common stock valued at $50,000 to ICS as part of the settlement of litigation between the Company and ICS.

         In June 2001, we issued 320,000 shares of common stock valued at $72,000 to Investor Relations Group Inc. as compensation for services.

         Each such issuance of common stock was exempt from registration under
Section 5 of the Securities Act of 1933 by way of the exemption provided by
Section 4(2) of such Act. Each such issuance did not involve a public offering and was effected without general advertising or general solicitation and without use of any broker, dealer or agent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

10.28    Employment Agreement for Brenda K. Brown dated July 9, 2001.

10.29 Promissory Note dated July 30, 2001 in favor of The Huntington National Bank.

REPORTS ON FORM 8-K

The Company made no filings on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned on its behalf and in her capacity as Chief Financial Officer of the Company, thereunto duly authorized.

                                    EMPYREAN BIOSCIENCE, INC.
                                          (Registrant)





August 14, 2001                     /s/ Brenda K. Brown
---------------------------         ----------------------------------------
(Date)                              (Signature)
                                    Brenda K. Brown
                                    Vice President and Chief Financial Officer