Form 10QSB
period 2001-09-30
EMPYREAN BIOSCIENCE INC
filed 2001-11-09
CIK 1074626

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2001

[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from __________ to __________

                         Commission file number 0-27839

                            EMPYREAN BIOSCIENCE, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            Delaware                                 86-0973095
 (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


 23800 Commerce Park Road, Suite A, Cleveland, Ohio     44122
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                    Issuer's telephone number (216) 360-7900

   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 7, 2001, the registrant had 54,650,036 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                          PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                            EMPYREAN BIOSCIENCE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                  September 30,  December 31,
                                                                                      2001           2000
                                                                                    --------       --------
                                                                                   (unaudited)     (audited)
                                                 ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                       $     52       $     34
    Accounts receivable                                                                  120             76
    Prepaid expenses and other                                                            54            175
    Inventory                                                                            266            235
                                                                                    --------       --------

       Total current assets                                                              492            520

    Long-term deferred financing costs                                                   176              -
    Equipment and improvements                                                            20             29
                                                                                    --------       --------

       Total assets                                                                 $    688       $    549
                                                                                    ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                                $    809       $  1,273
    Accrued compensation                                                                 489            328
    Accrued sales promotion and advertising                                               50            177
    Other accrued liabilities                                                             89             75
    Deferred revenue                                                                       -            100
    Short-term debt                                                                    1,250            424
                                                                                    --------       --------

       Total current liabilities                                                       2,686          2,377

LONG-TERM LIABILITIES:
    Convertible notes and debentures, net of original issue discount of $60              972              -

STOCKHOLDERS' EQUITY (DEFICIT):
    Par value of common stock, authorized 90,000,000 shares, $.0001 par value;
       issued and outstanding (2001: 52,811,096; 2000: 43,282,986)                         5              4
    Paid-in capital in excess of par value                                            33,978         29,782
    Notes receivable from officers and directors                                      (2,344)             -
    Accumulated deficit                                                              (34,609)       (31,614)
                                                                                    --------       --------

        Total stockholders' equity (deficit)                                          (2,970)        (1,828)
                                                                                    --------       --------

       Total liabilities and stockholders' equity (deficit)                         $    688       $    549
                                                                                    ========       ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     ------------------             -----------------
                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                     2001           2000           2001           2000
                                                   --------       --------       --------       --------

Net revenues                                       $    146       $     49       $    695       $    496
Cost of sales                                            75             27            316            267
                                                   --------       --------       --------       --------

   Gross profit                                          71             22            380            229

Selling, general and administrative                     659            964          2,737          2,099
Royalties                                                42           (345)           136             64
Litigation settlement                                     -          5,360           (371)         5,434
                                                   --------       --------       --------       --------

   Operating expenses                                   701          5,979          2,502          7,597

   Loss from operations                                (630)        (5,957)        (2,122)        (7,368)

Interest expense                                       (280)           (15)          (900)           (66)
Interest income                                          15              8             40             31
Other, net                                               (2)            10            (13)           (14)
                                                   --------       --------       --------       --------

Other income (expense)                                 (267)             3           (873)           (49)
                                                   --------       --------       --------       --------

Net loss                                           $   (897)      $ (5,954)      $ (2,995)      $ (7,417)
                                                   ========       ========       ========       ========

Basic and diluted loss per share                   $  (0.02)      $  (0.15)      $  (0.06)      $  (0.20)
                                                   ========       ========       ========       ========

Weighted average number of shares outstanding        51,194         39,207         49,146         36,305
                                                   ========       ========       ========       ========






                 See accompanying notes to financial statements

                           EMPYREAN BIOSCIENCE, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 Common Stock
                                    ---------------------------------------
                                                                   Paid-In       Notes
                                                                  Capital in    Receivable
                                                                  Excess of    from Officers/   Accumulated
                                         Shares      Par Value    Par Value     Directors         Deficit           Total
                                         ------      ---------    ---------     ---------         -------           -----

Balances, January 1, 2001                43,283       $   4        $29,782      $      -          $(31,614)       $ (1,828)

Common stock issued for
cash                                        169           -             61             -                -               61

Stock options and warrants
exercised with notes                      4,845           1          2,385       (2,344)                -               42

Common stock issued for debt and
services                                  1,780           -            590             -                -              590

Common stock issued upon
conversion of convertible notes           2,199           -            280             -                -              280
and debentures

Fair value of option and warrant
grants                                        -           -            264             -                -              264

Common stock issued for trade               335           -             75             -                -               75
payables

Common stock issued for
litigation settlement                       200           -             50             -                -               50

Intrinsic value of conversion
options in convertible notes and              -           -            491             -                -              491
debentures issued

Net loss                                      -           -              -             -            (2,995)         (2,995)
                                         ------       -----        -------      --------          ---------       --------

Balances, September 30, 2001             52,811       $   5        $33,978      $(2,344)          $(34,609)       $(2,970)
                                         ======       =====        =======      ========          =========       ========









                 See accompanying notes to financial statements

                           EMPYREAN BIOSCIENCE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           Nine months ended
                                                                                  ----------------------------------
                                                                                    September 30,     September 30,
                                                                                       2001               2000
                                                                                   --------------    ---------------
Cash flows from operating activities:
    Net cash used by operating activities                                            $   (2,003)        $    (1,998)

Cash flows from investing activities:
    Proceeds from sales of fixed assets                                                       -                   5
    Purchase of capital assets                                                                -                 (17)
                                                                                     ----------         ------------

          Net cash used by investing activities                                               -                 (12)

Cash flows from financing activities:
    Issuance of common stock                                                                 61               1,857
    Proceeds of short-term debt                                                             826                 250
    Payments of short-term debt                                                               -                (150)
    Net proceeds of convertible notes and debentures                                      1,134                   -
                                                                                     ----------         -----------

          Net cash provided by financing activities                                       2,021               1,957
                                                                                     ----------         -----------

          Net increase (decrease) in cash and cash equivalents                               18                 (53)

Cash and cash equivalents at beginning of period                                             34                 286
                                                                                     ----------         -----------

Cash and cash equivalents at end of period                                           $       52         $       233
                                                                                     ==========         ===========



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

     The financial information included herein for the quarters ended September 30, 2001 and 2000, and the financial information as of September 30, 2001, is unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements and the notes thereto should be read in conjunction with the annual audited financial statements as of December 31, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - SHORT-TERM DEBT

     In November 2000, the Company obtained a one-year, $1,000 revolving line of credit from a bank, secured by the guarantees of several officers and directors and their spouses, which guarantees are in turn secured by the assets of the Company. As consideration for their guarantees, the Company granted these officers and directors, collectively, 450 shares of the Company's common stock with a fair value of $169, which is being amortized over the term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 0.5%. As of September 30, 2001, borrowings of $1,000 were outstanding under this line of credit and the applicable interest rate was 6.50%.

     In March 2001, the Company obtained an additional 120-day, $250 line of credit from a bank, secured by the guarantees of a Company director and a company wholly-owned by the director. As consideration for the guarantees, the Company granted the director's wholly-owned company 113 shares of the Company's common stock with a fair value of $39, which was amortized over the term of the loan agreement. In July 2001, this bank line of credit was extended for an additional 60-day term. As consideration for an extension of the guarantees, the Company granted the director's wholly-owned company 56 shares of the Company's common stock with a fair value of $13, which was amortized over the term of the loan agreement. In September 2001, this bank line of credit was extended for an additional 90-day term, as were the guarantees. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 1%. As of September 30, 2001, borrowings of $250 were outstanding under this line of credit and the applicable interest rate was 7.00%.

     In June 2001, the Company obtained 60-day bridge lines of credit totaling $300 from two officers and directors and a company wholly-owned by a third director. As consideration for the execution of the bridge loan facilities, the Company granted these officers and directors and the director's wholly-owned company an aggregate of 135 shares of the Company's common stock with a fair value of $30, which was amortized over the term of the loan facilities. The interest rate applicable to the bridge lines of credit was equal to the prime rate of a certain bank plus 3.5%. As of September 30, 2001, these bridge lines of credit had expired and no borrowings were outstanding.

NOTE 4 - CONVERTIBLE DEBT

     In April 2001, the Company issued convertible debentures in an aggregate principal amount of $40 to three unrelated investors. The debentures mature in April 2006 and bear interest at a 4% annual rate. At the Company's option, interest on the debentures is payable in cash or common stock at maturity and the debentures are redeemable at any time for 125% of the outstanding principal amount plus unpaid interest. At the option of the holders, the debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received a warrant to purchase 8 shares of common stock at an exercise price of $0.468 with a fair value of $3. Issuance expenses of $8 and the fair value of the warrant are being amortized over the term of the debentures. The intrinsic value of the embedded conversion option, valued at $18, is being amortized over the three-month period prior to the date that the debentures are first exercisable. Notwithstanding the waiting period prior to the date that the debentures are first convertible, at September 30, 2001, the debentures would have been convertible into 478 shares of common stock.

     In June 2001, the Company issued a two-year, 8% $1,000 convertible note and a warrant to purchase 333 shares of common stock at an exercise price of $0.27 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Two officers and directors of the Company and a company wholly-owned by a third director pledged their beneficially owned holdings of the Company's common stock as security for the Company's registration obligations under a subscription agreement with the investor (which registration obligations were subsequently fulfilled). As consideration for the pledge of their shares, the Company granted the officers and directors and the director's wholly-owned company an aggregate of 450 shares of the Company's common stock with a fair value of $99. The share grants and other issuance expenses totaling $218 and the fair value of the warrant of $71 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $425, was expensed in the quarter in which the note was issued. In the quarter ended September 30, 2001, 2,199 shares of common stock were issued upon the conversion of $258 of the principal and the payment of $22 of accrued interest on the note. At September 30, 2001, a principal amount of $742 was outstanding under the note, which was convertible into 8,976 shares of common stock.

     In August 2001, the Company issued a two-year, 8% $250 convertible note and a warrant to purchase 83 shares of common stock at an exercise price of $0.236 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1573 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Issuance expenses totaling $31 and the fair value of the warrant of $13 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $49, was expensed in the quarter ended September 30, 2001. At September 30, 2001, the note was convertible into 3,023 shares of common stock.

     The shares issuable upon the conversion of the notes and debentures were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.

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

     The Company has granted options to purchase common stock to employees, officers, directors, lenders, and persons providing services to the Company. The Company has also granted warrants to lenders and investors. For options granted to non-employees, the Company recognizes consulting or interest expense equal to the fair value of the options. At September 30, 2001, 7,159 options and warrants were exercisable at a weighted average price of $0.65 per share.

     A summary of the status of stock options and warrants as of September 30, 2001, and changes during the nine months ended on that date is presented below.

                                                         Options                               Warrants
                                             ---------------------------------    -----------------------------------
                                                                  WEIGHTED                               WEIGHTED
                                                                  AVERAGE                                 AVERAGE
                                                                  EXERCISE                               EXERCISE
                                                  NUMBER           PRICE                NUMBER             PRICE
                                                  ------           -----                ------             -----

Outstanding at January 1, 2001                       9,574          $  .63                 3,488            $  .68
     Granted                                         3,038             .40                   425               .27
     Exercised                                      (3,922)            .47                  (924)              .54
     Expired                                          (710)            .64                (1,295)              .94
                                                   -------          ------               -------            ------
Outstanding at September 30, 2001                    7,980          $  .62                 1,694            $  .45
                                                   =======          ======               =======            ======


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

NOTE 8 - REVENUES

     Net revenues are comprised of the following:

                                                     Three months ended                       Nine months ended
                                            -------------------------------------    ---------------------------------
                                            Sept. 30, 2001     Sept. 30, 2000        Sept. 30, 2001     Sept. 30, 2000
                                            --------------     --------------        --------------     --------------
    Product sales                                     146                 49                  595                 496
    Distribution rights                                 -                  -                  100                   -
                                                    -----              -----                  ---               -----
    Net revenues                                      146                 49                  695                 496

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

NOTE 10 - CASH FLOW STATEMENT

     During the first nine months of 2001, the Company entered into the following non-cash transactions:

- The Company issued 1,780 shares of common stock, valued at $590, to various consultants, employees and other parties as compensation for services, loan and performance guarantees, and lines of credit provided to the Company.
- The Company issued 2,199 shares of common stock to an investor upon the conversion of $258 of the principal of, and the payment of $22 of accrued interest on, a convertible note.
- The Company granted options to purchase 482 shares of common stock, valued at $176, to various consultants and other parties in compensation for services provided to the Company and warrants to purchase 425 shares of common stock, valued at $88, to a lender and a placement agent in conjunction with the issuance of three convertible debt instruments.
- The Company issued 335 shares of common stock, valued at $75, to three vendors for the conversion of trade accounts payable to common stock.
- The Company issued 200 shares of common stock, valued at $50, to a former vendor as part of the settlement of litigation.
- The Company recognized $42 of expense related to the exercise of options to purchase common stock by two directors with loans from the Company at an interest rate less than a market rate.
- The Company recognized $491 of interest expense related to the intrinsic value of conversion options embedded in three convertible debt instruments issued.

NOTE 11 - RELATED PARTY TRANSACTIONS

     During 2001, the Company made loans totaling $2,344 to six officers and directors for the exercise of options and warrants to purchase 4,845 shares of common stock. The loans bear interest at rates of 5.48% or 5.78%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006.

NOTE 12 - SUBSEQUENT EVENT

     In October 2001, the Company issued a two-year, 5% $250 convertible note and a warrant to purchase 83 shares of common stock at an exercise price of $0.123 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.08 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. The Company is required to remit all funds received from its customer accounts receivable to the investor to repay the note. The Company will account for the convertible debt in accordance with the FASB's Emerging Issues Task Force (EITF) Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments". These standards establish the accounting treatment for convertible debt instruments with nondetachable conversion options that have beneficial conversion features.

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

         In addition to cost of goods sold, which we expect to vary somewhat proportionately with sales over time, significant cost and expense items include salaries and benefits, professional fees, royalties, office and administration, advertising, and legal and accounting, all of which, in total, significantly exceeded our total revenues for 2000 and in the first nine months of 2001. Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Our total revenues in the three months ended September 30, 2001 were $146,000 compared with $49,000 in the three months ended September 30, 2000. The nearly 200% increase in product sales was primarily due to shipments to new customers in the quarter including the first-aid department of Rite Aid Corporation and reorder shipments to customers acquired earlier this year. In the three months ended September 30, 2000, shipments to Wal-Mart Stores, Inc comprised approximately 43% of total revenues. Due to a significant decline in its overall hand sanitizer sales in 2000, Wal-Mart Stores significantly reduced the space dedicated to this product category in its health and beauty aids departments in the first quarter of 2001. Wal-Mart was not an active customer in the third quarter of 2001, and is not expected to be a significant customer during the remainder of the year. The reduction in sales to Wal-Mart have been more than offset by gains in distribution in our targeted channels and we believe that in the remainder of 2001 we will continue to develop relationships with other large regional and national retail drug, grocery, hardware, sporting goods and discount chains that will offset the reduction in sales to Wal-Mart Stores.

         Our gross margin from product sales increased to 49% in the quarter ended September 30, 2001 from 45% in the quarter ended September 30, 2000. The margin improvement is primarily due to the sale of inventory in the quarter ended September 30, 2001 that had been previously reserved as surplus. Without this sale, gross margin in the quarter ended September 30, 2001 would have declined from the year ago quarter because the margin in the year ago period reflected only sales of our hand sanitizer and first-aid antiseptic product while the margin in the third quarter of 2001 also included our recently introduced towelette and antibacterial surface disinfectant cleaner product lines. Product costs as a percentage of sales revenue are higher for towelettes than for our hand sanitizer and first-aid antiseptic lotion product. We believe that as volume increases, towelette product costs will decline and our gross margin from towelettes will improve.

         Selling, general, and administrative expenses decreased to $659,000 in the three months ended September 30, 2001 from $964,000 in the three months ended September 30, 2000 primarily due to the following:

- Sales promotion and advertising expenses declined to $158,000 in the quarter ended September 30, 2001 from $341,000 in the quarter ended September 30, 2000. The prior year quarter included significant expenditures for web-site development and redesigned point-of-purchase product displays that were not repeated in the current quarter. In addition, public relations expenses were reduced as a result of a change in our public relations agency and a gain related to the settlement of outstanding invoices with a former public relations agency.

- Costs for professional and consulting services decreased to $74,000 in the quarter ended September 30, 2001 from $347,000 in the quarter ended September 30, 2000 due to a reduction in legal fees, lower expense related to stock options granted to consultants, and reduced reliance on paid consultants.

- Salaries and benefits increased to $342,000 in the quarter ended September 30, 2001 from $194,000 in the quarter ended September 30, 2000 as a result of an accrual for employee bonuses of $123,000 in the quarter ended September 30, 2001 compared to $0 in quarter ended September 30, 2000.

         Royalty expense was $42,000 in the quarter ended September 30, 2001 compared to $(345,000) in the quarter ended September 30, 2000. An accrual for minimum royalties to IBC of $358,000 that was established in the first and second quarters of 2000 was reversed in the third quarter as a result of the settlement of our lawsuit with IBC and the elimination of minimum royalties retroactive to January 1, 2000. Additionally, higher sales of our products and increased minimum royalty obligations to The Coleman Company, Inc. increased royalty expense in the quarter ended September 30, 2001.

         Litigation settlement expense decreased to $0 in the quarter ended September 30, 2001 from $5,360,000 in the quarter ended September 30, 2000. In the quarter ended September 30, 2000, litigation settlement expense of $5,360,000 was recognized for expenses related to our lawsuit with IBC that was settled in August 2000.

         Interest expense increased to $280,000 in the three months ended September 30, 2001 from $15,000 in the three months ended September 30, 2000. Interest expense in the quarter ended September 30, 2001 included $55,000 non-cash expense from the intrinsic value of conversion options embedded in convertible debt issued in 2001, $186,000 amortization of financing costs including the fair value of common stock granted to loan guarantors and loan facility providers, deferred financing costs, and original issue discount, and $39,000 interest on our bank lines of credit and convertible debt.

         We incurred a net loss in the three months ended September 30, 2001 of $897,000 compared to a net loss of $5,954,000 in the three months ended September 30, 2000. The losses in the second quarters of 2001 and 2000 were due primarily to limited revenues that were substantially exceeded by our costs of operations, and in the third quarter of 2000, the expense related to the lawsuit and settlement with IBC. Our net loss per share was $0.02 for the three months ended September 30, 2001 and $0.15 for the three months ended September 30, 2000. The loss per share declined as a result of the factors affecting net loss as discussed above, and because of an increase in the weighted average number of shares outstanding to 51,194,000 in the three months ended September 30, 2001 from 39,207,000 in the three months ended September 30, 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Our total revenues in the nine months ended September 30, 2001 were $695,000 compared with $496,000 in the nine months ended September 30, 2000. Total revenues in the nine months ended September 30, 2001 included distribution rights revenue of $100,000, which was recognized upon the termination of our distribution agreement with Durstrand International Ltd., compared to $0 of distribution rights revenue in the nine months ended September 30, 2000. Product sales increased 20% to $595,000 in the first nine months of 2001 compared to $496,000 in the same period of 2000. Product sales in the nine months ended September 30, 2001 consisted of shipments to several new customers including Walgreen Co., Kmart Corp., Target Corp., Rite Aid Corp., the Eckerd drugstore chain, Fred Meyer Stores, Duane Reade, Inc., Dick's Sporting Goods, and Price Chopper. Total revenues in the nine months ended September 30, 2000 were primarily comprised of initial and reorder shipments to the health and beauty aids and sporting goods departments of Wal-Mart Stores, Inc. Due to a significant decline in its overall hand sanitizer sales in 2000, Wal-Mart Stores significantly reduced the space dedicated to this product category in its health and beauty aids departments in the first quarter of 2001. Wal-Mart is not expected to be a significant customer during 2001. We believe that the reduction in sales to Wal-Mart Stores will continue to be more than offset by gains in distribution in our targeted channels and that in the remainder of 2001 we will continue to develop relationships with other large regional and national retail drug, grocery, hardware, sporting goods and discount chains that will lessen the significance of the reduction in sales to Wal-Mart Stores.

         Our gross margin from product sales increased to 47% in the nine months ended September 30, 2001 compared to 46% in the nine months ended September 30, 2000. The margin in the earlier period reflected only sales of our hand sanitizer and first-aid antiseptic lotion product line while the margin in the nine months ended September 30, 2001 also included our recently introduced towelette and antibacterial surface disinfectant cleaner product lines. Product costs as a percentage of sales revenue are higher for towelettes than for our hand sanitizer and first-aid antiseptic lotion product. We believe that as volume increases, towelette product costs will decline and our gross margin will improve. Margins have improved on our hand sanitizer and first-aid antiseptic lotion product line as a result of lower product costs and higher average selling prices, offsetting the impact of lower towelette margins. In addition, margin in the period ended September 30, 2001 included a sale of inventory previously reserved as surplus.

         Selling, general, and administrative expenses increased to $2,737,000 in the nine months ended September 30, 2001 from $2,099,000 in the nine months ended September 30, 2000 primarily due to the following:

- Salaries and benefits increased to $1,100,000 in the nine months ended September 30, 2001 from $535,000 in the nine months ended September 30, 2000 as a result of an accrual for employee bonuses of $369,000 in the nine months ended September 30, 2001 compared to $0 in nine months ended September 30, 2000, salary increases for employees effective January 2001, and an increase in the number of employees. The relocation of our business to Ohio in January 2000 resulted in a temporary reduction in our work force in the nine months ended September 30, 2000.

- Expenses related to consulting and professional services increased to $621,000 in the nine months ended September 30, 2001 compared to $560,000 in the nine months ended September 30, 2000 due to non-cash charges related to the engagement of investor relations and financial consultants. The newly engaged consultants were compensated with common stock and options to purchase common stock. Partially offsetting the costs related to the newly engaged consultants, fees for legal services declined to $182,000 in the nine-month period ended September 30, 2001 from $353,000 in the prior year period.

         Royalty expenses increased to $136,000 in the nine months ended September 30, 2001 from $64,000 in the nine months ended September 30, 2000 due to royalties related to higher product sales, an increase in the royalty rate paid to IBC from 2% to 5% of net sales effective August 2000, and an increase in the minimum royalty obligations to The Coleman Company, Inc.

         A gain of $371,000 from the settlement of litigation with Integrated Commercialization Solutions at a cost lower than the amount accrued was recognized in the nine months ended September 30, 2001 compared to litigation settlement expense of $5,434,000 that was recognized in the nine months ended September 30, 2000 related to the litigation and settlement with IBC in August 2000.

         Interest expense increased to $900,000 in the nine months ended September 30, 2001 from $66,000 in the nine months ended September 30, 2000. Interest expense in the nine months ended September 30, 2001 included $492,000 non-cash expense from the intrinsic value of conversion options embedded in convertible debt issued in the period, $318,000 amortization of financing costs including the fair value of common stock granted to loan guarantors and loan facility providers, deferred financing costs, and original issue discount, and $91,000 interest on our bank lines of credit and convertible debt. Interest expense in the nine months ended September 30, 2000 included the fair value of options granted to promissory note holders and interest on promissory notes.

         We incurred a net loss in the nine months ended September 30, 2001 of $2,995,000 compared to a net loss of $7,417,000 in the nine months ended September 30, 2000. The losses in the nine month periods of 2001 and 2000 were due primarily to limited revenues that were substantially exceeded by our costs of operations, non-cash interest expense resulting from the intrinsic value of conversion options embedded in convertible debt issued in the 2001 period, and expenses related to the litigation and settlement with IBC in the 2000 period. Our net loss per share was $0.06 for the nine months ended September 30, 2001 and the $0.20 for the nine months ended September 30, 2000. The loss per share declined as a result of the factors affecting net loss as discussed above and an increase in the weighted average number of shares outstanding to 49,146,000 in the nine months ended September 30, 2001 from 36,305,000 in the nine months ended September 30, 2000.


LIQUIDITY AND FINANCIAL POSITION

         To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations through investor financing, including sales of common stock, the exercise of warrants and options, and the issuance of convertible notes and debentures. We have also issued stock to satisfy obligations and we have used debt to fund our operations. Until such time as we are able to generate significant cash flow from operations through increased sales of our products, we will be required to continue our reliance on investor financing and debt to fund our operations. At September 30, 2001, cash and cash equivalents totaled $52,000. Current liabilities at September 30, 2001, consisting primarily of accounts payable, accrued liabilities, and short-term debt, exceeded current assets by $2,194,000.

         During the nine months ended September 30, 2001, net cash used in operating activities was $2,003,000, primarily due to a net loss of $2,995,000 less net non-cash charges of $916,000 related to the issuance of common stock and options to purchase common stock, the intrinsic value of conversion options embedded in convertible debt issued, the exercise of options to purchase common stock by two directors with the use of loans from the Company with an interest rate lower than a market rate, and the amortization of debt issuance expenses, partially offset by a non-cash gain related to the settlement of our lawsuit with ICS.

         In the nine months ended September 30, 2001, net cash flow from financing activities was $2,021,000, resulting from the sale of common stock in the amount of $61,000, borrowings under bank lines of credit totaling $826,000, and the issuance of convertible notes and debentures for net proceeds of $1,134,000.

         Our future royalty requirements will affect liquidity. We are required to pay royalties to various licensors, including IBC, of up to 17% of net sales. The settlement with IBC has had a favorable effect on near-term liquidity as a result of the elimination of minimum royalty payments. The previous license agreement would have required a minimum royalty payment of $735,000 to be paid no later than January 30, 2001 and $915,000 to be paid no later than January 30, 2002. Our licensing agreement with The Coleman Company, Inc. contains minimum royalty obligations of $110,000 and $220,000 in 2001 and 2002, respectively.

         As of September 30, 2001, we had no capital expenditure obligations.

         In November 2000, we secured a one-year, $1,000,000 revolving line of credit from a bank with an interest rate equal to the bank's prime rate plus 1/2%. The line of credit is secured by the guarantees of several officers and directors and their spouses, which guarantees in turn are secured by the assets of the Company. As consideration for their guarantees, we granted these officers and directors, collectively, 450,000 shares of the Company's common stock valued at $169,000. In March 2001, an additional 120-day credit facility of $250,000 was obtained from a bank with an interest rate equal to the bank's prime rate plus 1%. This facility is secured by the guarantees of a director and a company wholly-owned by the director, and was extended for an additional 60-day term in July 2001 and an additional 90-day term in September 2001. As consideration for the original and first renewal guarantees, we granted 168,750 shares of the Company's common stock, valued at $53,000, to the director's wholly-owned company. As of November 7, 2001, borrowings of $1,234,000 were outstanding under the two lines of credit. We do not have sufficient liquidity to meet our operating cash requirements and repay the two lines of credit on their current maturity dates. We plan to request that the bank renew the two lines of credit until 2002 when we plan to repay the borrowings through operating cash flows or additional debt or equity financing. However, there can be no assurance that the bank will agree to such extension, that operating cash flows to repay the debt will be available or that such debt or equity financing will be available on favorable terms or at all.

         In June 2001, we executed 60-day bridge loan facility agreements totaling $300,000 with two officers and directors and a company wholly-owned by a third director with an interest rate equal to the prime rate of The Huntington National Bank plus 3.5%. As consideration for the execution of the bridge loan facilities, we granted these officers and directors and the director's wholly-owned company, collectively, 135,000 shares of the Company's common stock valued at $30,000. As of September 30, 2001, these bridge loan facilities had expired and no borrowings were outstanding.

         In April 2001, we issued convertible debentures in an aggregate principal amount of $40,000 to three unrelated investors. The debentures mature in April 2006 and bear interest at a 4% annual rate. At the Company's option, interest on the debentures is payable in cash or common stock at maturity and the debentures are redeemable at any time for 125% of the outstanding principal amount plus unpaid interest. At the option of the holders, the debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received a warrant to purchase 8,000 shares of common stock at an exercise price of $0.468 with a fair value of $3,000. Notwithstanding the waiting period prior to the date that the debentures are first convertible, at November 8, 2001, the debentures would have been convertible into 420,168 shares of common stock.

         In June 2001, we issued a two-year, 8% $1,000,000 convertible note and a warrant to purchase 333,333 shares of common stock at an exercise price of $0.27 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Two officers and directors and a company wholly-owned by a third director pledged their beneficially owned holdings of the Company's common stock as security for the Company's registration obligations under a subscription agreement with the investor. As consideration for the pledge of their shares, we granted the officers and directors and the director's wholly-owned company an aggregate of 450,000 shares of the Company's common stock with a fair value of $99,000. As of November 7, 2001, 3,896,230 shares of common stock were issued upon the conversion of $393,000 of the principal and the payment of $22,000 of accrued interest on the note. At November 7, 2001, a principal amount of $607,000 was outstanding under the note, which was convertible into 7,584,376 shares of common stock.

         In August 2001, we issued a two-year, 8% $250,000 convertible note and a warrant to purchase 83,333 shares of common stock at an exercise price of $0.236 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1573 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. At November 7, 2001, a principal amount of $250,000 was outstanding under the note, which was convertible into 3,125,000 shares of common stock.

         In October 2001, we issued a two-year, 5% $250,000 convertible note and a warrant to purchase 83,333 shares of common stock at an exercise price of $0.123 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.08 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are required to remit all funds received from our customer accounts receivable to the investor to repay the note. At November 7, 2001, a principal amount of $188,000 was outstanding under the note, which was convertible into 2,355,691 shares of common stock.

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

         We will incur additional expenditures associated with the market development of additional preventative products that we can market utilizing similar formulations to the one used in our hand sanitizer and first-aid antiseptic or for products licensed from third parties. These cash outlays could include, but are not limited to, market testing, package design, advertising, point of sale displays, inventory purchases and a sales and marketing campaign. Our investment in working capital is also expected to increase as we broaden our product line and obtain new customers. Additionally, if the joint venture company formed as part of the settlement with IBC incurs net cash outlays, we may be obligated to make capital contributions to, or arrange financing for, the joint venture.

         We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. We may also seek a working capital line of credit to be secured by our accounts receivable and inventory. However, such funds may not be available on favorable terms or at all. To maintain our current expense level of approximately $3,000,000 to $4,000,000 per year and meet the costs associated with our increased marketing, sales and market development efforts, it is likely that we will need to raise a minimum of $3,000,000 to $5,000,000 of additional capital during the next twelve months, dependent upon the amount of funds generated from operations. Also, should the FDA issue final regulations that are consistent with its current proposed regulations with respect to our hand sanitizer and first-aid antiseptic, we may experience an adverse effect on liquidity. Although we believe we would have twelve months to address any changes which may be necessary regarding the labeling of our hand sanitizer and first-aid antiseptic, the effort required to undertake the changes may cause our financial condition and results of operations to deteriorate and our business may ultimately fail.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OF COMMON STOCK FOR CASH

         In August 2001, we sold 44,444 shares of common stock to one purchaser at a price of $0.225 per share. The offer and sale of the above securities were deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4 (2) of Regulation D promulgated thereunder. No advertising or general solicitation was employed in offering the securities. The purchaser was an accredited investor, represented that he was capable of analyzing the merits and risks of the investment, acknowledged in writing that he was acquiring the securities for investment and not with a view toward distribution or resale and that he understood the speculative nature of his investment. Proceeds from the above sale of common stock were used for working capital and for general corporate purposes.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         In August 2001, we issued 19,295 shares of common stock valued at $4,631 to two outside directors as compensation for their service as members of our Board of Directors.

         In August 2001, we issued 56,250 shares of common stock valued at $13,500 to Uptic Investments Corp., a company wholly-owned by Lawrence D. Bain, Chairman of our Board of Directors, as consideration for the guarantee of a $250,000 renewal line of credit extended to the Company by a bank.

         In August 2001, we issued 335,000 shares of common stock to three vendors in payment of outstanding trade accounts payable in the amount of $75,375.

         Each such issuance of common stock was exempt from registration under
Section 5 of the Securities Act of 1933 by way of the exemption provided by
Section 4(2) of such Act. Each such issuance did not involve a public offering and was effected without general advertising or general solicitation and without use of any broker, dealer or agent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

4.1      Convertible Note issued to Laurus Master Fund dated August 23, 2001.

4.2      Warrant issued to Laurus Master Fund dated August 23, 2001.

10.30 Promissory Note dated September 11, 2001 in favor of The Huntington National Bank.

10.31 Amendment to Employment Agreement with Richard C. Adamany dated August 1, 2001.

10.32 Amendment to Employment Agreement with Bennett S. Rubin dated August 1, 2001.

REPORTS ON FORM 8-K

The Company made no filings on Form 8-K during the third quarter of 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned on its behalf and in her capacity as Chief Financial Officer of the Company, thereunto duly authorized.

                                    EMPYREAN BIOSCIENCE, INC.
                                          (Registrant)





November 9, 2001                    /s/ Brenda K. Brown
----------------------              --------------------------------------------
(Date)                              (Signature)
                                    Brenda K. Brown
                                    Vice President and Chief Financial Officer