Form 10KSB
period 2001-12-31
EMPYREAN BIOSCIENCE INC
filed 2002-04-16
CIK 1074626

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the year ended December 31, 2001 were $757,000.

As of March 26, 2002, the aggregate market value of the common stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $1,461,529.

As of March 26, 2002, the registrant had 66,233,687 shares of common stock outstanding.

================================================================================

                            EMPYREAN BIOSCIENCE, INC.

                                     PART I


ITEM 1. BUSINESS

HISTORY

         Prior to April 1997, we distributed and marketed an HIV diagnostic product. In April 1997, we shifted our focus from marketing and distributing the HIV diagnostic test kit to marketing and distributing preventative products. This shift in focus coincided with our acquisition of rights from International Bioscience Corporation ("IBC") to use its microbicide formulation in our current and proposed preventative products.

         We have the exclusive right to commercialize products using IBC's microbicide formulation in the United States, IBC has this exclusive right in Brazil, and a joint venture company owned equally by Empyrean and IBC has this exclusive right in the remainder of the world.

         We market, sell and distribute innovative personal care products that are intended to prevent the spread of infectious disease. We currently market a Hand Sanitizer and First-Aid Antiseptic lotion and Antibacterial Towelettes under the Preventx(R) brand.

         We have a negative net worth and have incurred net losses in 2000 and 2001 and expect to incur net losses at least through 2002. We expect operations to generate negative cash flow at least through 2002 and we do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. These factors raise doubts about our ability to continue as a going concern and our audit report contains an explanatory paragraph with respect to this matter.

         In December 2001, we announced that we retained an investment banking firm, Gruntal & Co. LLC, to help us pursue a merger, strategic partnership, an acquisition, or a sale of a portion or all of the Company. Absent these alternatives or an infusion of working capital, it is unlikely that we will be able to continue our business.

OVERVIEW

         We market, sell and distribute innovative personal care products that are intended to prevent the spread of infectious disease. The products in our complete germ protection program, which include a hand sanitizer and first-aid antiseptic lotion and antibacterial towelettes, are sold over-the-counter in the retail markets and also to commercial, industrial, institutional and military customers. The hand sanitizer and first-aid antiseptic lotion as well as the antibacterial towelettes are based on a formulation developed and licensed to us by IBC and are marketed under the Preventx(R) brand, and were formerly marketed under the Coleman(R) with Advanced Preventx(R) brand to the sporting goods, outdoor/recreational market niche under a license agreement with The Coleman Company, Inc. In addition, we formerly marketed the Coleman(R) Antibacterial Surface Disinfectant Cleaner as an expansion of our infectious disease prevention product offering. In accordance with our agreements with IBC, worldwide new product development responsibility is vested in the joint venture with IBC. Our marketing personnel and IBC's scientific personnel comprise a New Product Development Board that coordinates all new product development activities. IBC has developed formulations similar to the one used in our hand sanitizer and first-aid antiseptic that can be utilized to market a variety of other products if appropriate regulatory approvals are obtained. These products include the GEDA Plus(R) microbicidal contraceptive gel designed to prevent pregnancy and sexually transmitted diseases ("STDs"), a disinfectant surface spray to be marketed to retail markets and also to the food service, hotel and other industries, and a baby wipe product.

         We believe that the preventative formula licensed from IBC will be shown to be both safer and more effective as a microbicide than existing competitive products in the market and offers us a platform to leverage our expertise into other areas of the infectious disease market. Because of potential synergies with its other efforts and its commitment to expend up to $10,000,000, if necessary, to secure approval from the United States Food and Drug Administration ("FDA") for the GEDA Plus(R) microbicidal contraceptive gel, IBC has been handling regulatory compliance on our behalf in the United States since 2000. IBC has commenced the process to obtain an Investigative New Drug ("IND") number from the FDA for the GEDA Plus(R) microbicidal contraceptive gel. An IND number will enable IBC to commence testing that will be recognized by the FDA. The gel must undergo clinical trials and obtain regulatory approval prior to marketing. The gel will be tested to determine its effectiveness in preventing HIV as well as other STDs, all of which have different rates of transmission as well as different gestation periods for infection within the human body. As a result, IBC anticipates the clinical trials for some STDs will require a minimum of six months while clinical trials for other STDs such as HIV will require at least 18 months from the receipt of the IND number. In December 2000, we announced the initiation of clinical trials for the GEDA Plus(R) microbicidal contraceptive gel by IBC in Brazil.

         We are presently investigating the status of IBC's progress with the FDA and the Brazilian clinical trials and evaluating changes that may be needed with respect to the allocation of regulatory responsibilities. In December 2001, we announced that PARAXEL International Corporation, which had at one time been retained by IBC to conduct the Brazilian clinical trials, informed us that it was no longer involved in the project. We subsequently announced that we were informed by IBC that progress had been made with the pre-IND application with the FDA but that additional funding is required for the clinical trials in Brazil. Except to the extent that the results of the Brazilian clinical trials might be recognized by the FDA to advance the U.S. regulatory approval, the status of the Brazilian clinical trials does not directly affect us because Brazil is outside of our licensed sales territory. If, however, IBC is unable to secure an IND number from the FDA, it may be necessary for IBC to seek a partner or acquirer to provide the necessary funding or expertise or for us to assume greater responsibility for obtaining the regulatory approvals.

         IBC has advised us that it plans to apply for IND numbers from the FDA for the disinfectant surface spray and the baby wipes subsequent to the receipt of an IND number for the GEDA Plus(R) microbicidal contraceptive gel. Our disinfectant surface spray that is based on the IBC formulation must obtain regulatory approval from the FDA to enable us to market the product for use on food surfaces, which we estimate will take at least 12 months. IBC estimates that the testing and approval process for the baby wipes will take at least six months from the receipt of the IND number.

         We believe that the spread of infectious disease has become a major concern in many industries, including the health care, food service and public accommodation industries. We also believe that bacterial contamination has become, and will continue to be, an issue of heightened public concern fueled by the prevalence or reemergence of several deadly diseases in recent years, including HIV (the causative agent of AIDS), anthrax, hepatitis, and other diseases.

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

         We believe that the IBC formulation used in our existing hand sanitizer and first-aid antiseptic and our antibacterial towelettes and in our other infectious disease preventative products that are being developed has the potential to offer several unique advantages over other products currently available in the market, in that the IBC formulation:

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

         Our hand sanitizer and first-aid antiseptic lotion and towelettes are marketed to consumers through retail channels of distribution and to commercial, industrial, institutional and military customers such as health care personnel, hotels, airlines, food service companies and restaurants, cruise lines, banks, casinos and other money handling entities, police departments, emergency response, correctional facilities and other city services industries. After obtaining regulatory approval, our baby wipe product can be marketed primarily to consumers through retail channels of distribution. We expect the GEDA Plus(R) microbicidal contraceptive gel can be marketed primarily to consumers through retail channels of distribution, and to contraceptive product manufacturers after the receipt of regulatory approval. Our primary focus in marketing our products is to generate sales and create brand awareness and effectively communicate our unique features and benefits to consumers, and to establish relationships with retailers, distributors, wholesalers and volume buying organizations, such as health maintenance organizations, hospital buying groups, hotel and restaurant chains, and municipal service agencies. Our ability to create brand awareness, effectively communicate our unique features and benefits to consumers, and generate sales has been hampered to date by our severely limited financial resources.

         We market and distribute our hand sanitizer and first-aid antiseptic and antibacterial towelettes, and intend to market and distribute additional products we may introduce, primarily through our own internal sales and sales support efforts and through independent manufacturers' sales representatives, third party distributors and marketing partners. We also have distribution relationships with third party distributors covering the United States. In accordance with the settlement of our litigation with IBC, rights to manufacture, sell and grant distribution rights for the licensed products outside the United States and Brazil are now vested in the joint venture with IBC.

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

         We will attempt to capture a significant percentage of the infectious disease preventative markets in which we compete by relying on the ability of the joint venture with IBC to provide us with superior products based on IBC formulations that we can market in large or rapidly growing market segments, by developing brand awareness for our products, and by leveraging our name and product recognition into compatible consumer product applications and into other products intended to treat or cure infectious disease. We may also market, sell and distribute products based on third party or purchased formulations. We believe that by offering unique products that may offer increased protection against infectious disease, while at the same time eliminating many of the discomforts and side effects caused by existing products on the market, we can increase the demand for over-the-counter infectious disease preventative products and position ourselves to benefit from this expansion. To date, however, our efforts have been hampered by the absence of financial resources necessary to implement advertising and marketing programs and by IBC's inability to obtain regulatory approval to market new products.

         Litigation and regulatory matters may affect our business.

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

         We were also a defendant in an action that was filed by Integrated Commercialization Solutions, Inc. ("ICS") on November 14, 2000 in the United States District Court, Central District of California, Southern Division. The action alleged that we breached a contract and sought damages of at least $445,000 plus interest and attorneys fees. During June 2001, we entered into a settlement agreement and mutual release with ICS and we agreed to pay ICS $24,000 in twelve equal monthly installments of $2,000 each plus 200,000 shares of Empyrean common stock valued at $50,000. A dismissal entry was filed with the court on June 22, 2001. We recognized a $371,000 gain upon the settlement of the lawsuit in the quarter ended June 30, 2001.

         We are also a defendant in an action that was filed by Kaye, Scholer LLP, our former legal counsel, on October 24, 2001 in the Supreme Court of the State of New York, County of New York. The action alleges that we breached a contract and seeks damages of approximately $93,500 plus interest and attorneys fees. We believe the suit is without merit and are defending it vigorously.

         We are the plaintiff in an action that was filed against The Coleman Company, Inc. on December 27, 2001 in the United States District Court, Northern District of Ohio, Eastern Division to recover damages in an unspecified amount caused by Coleman's actions in disparaging our business and tortiously interfering with our current and prospective business relationships and contracts. In our complaint, we allege that Coleman has attempted to take business away from us by directly approaching our customers, making false statements about us and the status of our license, and offering to sell directly to those customers, bypassing us. In addition, our complaint alleges that Coleman and its agents have unreasonably delayed in providing approvals to us for packaging and labeling associated with the products for the 2002 sales program. In light of the damages we incurred as a result of Coleman's actions, we withheld final payment of the annual minimum royalty for 2001. In response, Coleman served notice to us in January 2002 that the license agreement was being terminated and we have halted sales of Coleman(R) branded product. Coleman has filed a motion to dismiss our complaint, which has not yet been ruled upon by the court. In addition, in March 2002, Coleman filed a complaint against us in District Court, The Eighteenth Judicial District, Sedgwick County, Kansas, Civil Department, seeking payment of the remaining annual minimum royalty for 2001 and claiming damage to its business relations resulting from alleged false and injurious statements made by us to others regarding Coleman.

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

         Although we believe that our claims are different than the Jergens product, if the FDA takes a similar position against our product, and if our active ingredient is not included in the final FDA hand sanitizer regulations, we may be required to market it solely as a skin antiseptic and first-aid product with the hand sanitizer name and some of our claims omitted. If we are not successful in marketing our product in this fashion, we could experience a loss of revenues. Since the hand sanitizer and first-aid antiseptic is our primary product, such adverse action by the FDA could cause us to go out of business. If FDA pre-market approvals were to be required, which we do not believe will be the case, we may have to rely on IBC to assist us in obtaining these approvals. There can be no assurance that IBC will have the resources to provide this assistance.

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

         Currently marketed hand sanitizers or antimicrobial lotions are designed to sanitize the skin against various disease causing microorganisms, including E. coli, Salmonella, Staphylococcus aureas, K. pneumonia, and Pseudomonas aeruginosa. These products typically are not intended as a cleaner, like soap products, but are intended solely to kill germs on contact. Sanitizer products can be used in a number of situations where the spread of disease is a particular concern, such as in the food service, health care and public accommodation industries, and in settings where water or facilities are not available for conventional hand or body washing. The market for personal sanitizing or antimicrobial products has increased rapidly in recent years due in part to increasing public awareness and media reports of dangerous and sometimes deadly bacterial or viral contamination in common or frequently populated areas and fears of bioterrorism.

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

         To our knowledge, with the exception of condoms, all over-the-counter and prescription contraceptive products on the market today are effective only as a spermicide and are not designed or claim to act as a barrier against STDs or other infectious diseases.

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

         Most microorganisms are reduced after application or contact with the product. The IBC product formulation does not utilize alcohol, triclosan or other organic solvents, which are commonly used in competitive products. Our alcohol and triclosan-free products do not appear to cause many of the skin conditions and side effects that competitive products may cause, such as dry skin and burning and itching irritations. Our products offer protection against the spread of nearly all harmful microorganisms on the skin. In December 2001, we announced that initial in vitro testing of our hand sanitizer and first-aid antiseptic product indicates that the product is effective against both the vegetative and spore forms of Bacillus anthracis, the organism that causes anthrax. In addition, our products are non-flammable, allowing for use in many settings otherwise unsuitable for competitive products. All of our products currently under development, and all of our product innovations planned for development in the future, will be based upon IBC's existing basic product formulations, thus creating an opportunity for faster entry into compatible market opportunities. In the future, we may also market, sell and distribute products based on third party or purchased formulations.

BUSINESS STRATEGY

         Our goal is to achieve a position in the retail, commercial and institutional markets for over-the-counter infectious disease preventative and contraceptive products, and to leverage our position to enter other markets. We hope to pursue this goal by increasing the demand for effective and safe infectious disease preventative products and by increasing the number of our products used to prevent infectious disease. Our business strategy consists of the following key elements:

         Leverage Resources Through Strategic Relationships and Acquisitions. We have engaged Gruntal & Co. LLC to help pursue a merger, a strategic partnership, an acquisition or a sale of a portion or all of the Company. We intend to build our business in part through the acquisition of complementary technologies, products and businesses and by entering into strategic collaborations, including additional licensing and marketing arrangements, with other biotechnology or consumer products companies and research institutions. We believe that these acquisitions and relationships will better enable us to enter markets more quickly and extensively. We also believe that significant acquisition and strategic partnering opportunities exist in the infectious disease industry. Our ability to secure additional funding with which to acquire a complementary technology, product, or business is not assured. We are not currently in active discussions with possible acquisition, merger or strategic partnering candidates.

         Develop Brand Awareness and Market Acceptance for Preventx(R). We believe that with sufficient funding we can develop brand awareness and market acceptance of our unique antimicrobial products among consumers as well as commercial and institutional customers. We intend to develop brand awareness and acceptance by offering superior products that are more effective in protecting against infectious disease and safer with more pleasing qualities than competitive products. We hope to develop brand awareness and market acceptance of our products through advertising and by expanding our network of United States distributors, adding international distributors through the joint venture with IBC and by entering into strategic relationships with other parties who can significantly increase our marketing, sales and distribution resources. Our ability to obtain the necessary financial resources to successfully implement this element of our business strategy is uncertain.

         Apply Core IBC Formulations to Additional Product Applications. All of our infectious disease preventative products are based on a common product formulation, which is licensed to us by IBC and contains octoxynol-9 with benzalkonium chloride as its active ingredient. We intend to continue to leverage the brand awareness and market acceptance of our hand sanitizer and first-aid antiseptic product to create market demand for our moist towelettes, baby wipes, disinfectant surface spray and the GEDA Plus(R) microbicidal contraceptive gel. We may leverage the future success of these products through the introduction of a variety of compatible personal care product formulations, such as deodorant, shaving cream, toothpaste and mouthwash products. To date, IBC has been unable to obtain the regulatory approvals required to bring new products to market.

PRODUCTS AND TECHNOLOGIES

         We currently market two product lines under our complete germ protection program - a hand sanitizer and first-aid antiseptic lotion and antibacterial towelettes, both of which are based on a formulation developed and licensed to us by IBC. Both product lines are marketed under the Preventx(R) brand name and were also marketed under the Coleman(R) with Advanced Preventx(R) brand to the sporting goods, outdoor/recreational market niche under a license agreement with The Coleman Company, Inc. In addition, we marketed the Coleman(R) Antibacterial Surface Disinfectant Cleaner as an expansion of our infectious disease prevention product offering. Sales of all Coleman(R) branded products have been halted following our receipt of a notice of termination of the license agreement by Coleman in conjunction with ongoing litigation in January 2002 (see

Sunbeam(TM) and Coleman(R) Licenses on page 16). We anticipate several additional preventative products based upon IBC formulations including baby wipes, disinfectant surface spray and the GEDA Plus(R) microbicidal contraceptive gel, each of which must comply with applicable regulatory requirements or obtain regulatory approval (which may include clinical trials) prior to marketing. Each of these products is described below.

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

         Presently, our hand sanitizer and first-aid antiseptic is sold at retail stores, on our website, www.preventx.com, and in the commercial, industrial, institutional and military markets, in 2- and 8-ounce bottles.

PREVENTX(R) ANTIBACTERIAL TOWELETTES

         As an extension of our existing hand sanitizer and first-aid antiseptic product line, we began to offer the hand sanitizer and first-aid antiseptic on a moist towelette in 2000. The towelette offers all the advantages of our hand sanitizer and first-aid antiseptic product for use in situations where items such as dirt or food must be removed from the hands and facilities for normal hand washing are unavailable.

         The towelette is packaged in three configurations: easy-to-use plastic "Canister Pak" dispensers, personal-sized resealable pouch boxes and boxes of individually wrapped towelettes. The packaging is conveniently sized for household and travel use and both the canister pak and resealable pouch are resealable to keep the product moist. The towelette is sold under the Preventx(R) brand and was also sold under the Coleman(R) with Advanced Preventx(R) brand.

FUTURE INFECTIOUS DISEASE PREVENTATIVE PRODUCTS

         In accordance with our agreements with IBC, worldwide new product development responsibility is vested in the joint venture formed with IBC. Our marketing personnel and IBC's scientific personnel comprise a New Product Development Board that coordinates all new product development activities. To make many of the following product claims, an IND application must be filed with the FDA and clinical trials must be conducted to support the claims. In the future, we may also market, sell and distribute products based on other third party or purchased formulations.

DISINFECTANT SURFACE SPRAY

         Our disinfectant surface spray that is based on the IBC formulation will not contain the thickening and aloe vera additives contained in our hand sanitizer and first-aid antiseptic, making it suitable for a pump spray application. The pump spray will be packaged in smaller dispensers for personal use applications around common dangerous germ concentrations such as public telephones, public restrooms, and diaper changing areas, and larger dispensers for institutional applications such as food service surfaces, hotel facilities, and surfaces where medical services are performed.

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

         We expect to launch our disinfectant surface spray product that is based on the IBC formulation in the United States after approval from the FDA has been obtained, which will enable us to market the product for use on food surfaces. We estimate that this approval process will take at least twelve months from the submission of the IND application. IBC has not advised us as to when it will submit the application.

BABY WIPES

         Utilizing a similar formulation as our hand sanitizer and first-aid antiseptic, IBC has developed a baby wipe for the retail market. In addition to claiming the product is non-toxic and long lasting, it is our intention to obtain regulatory approval to claim that our baby wipes aid in the prevention of diaper rash. We believe these claims, if approval to make them is obtained, would give our baby wipes a significant advantage in the market place over other wipes on the market today.

         IBC plans to apply for an IND number from the FDA for the baby wipes subsequent to the receipt of an IND number for the GEDA Plus(R) microbicidal contraceptive gel, as discussed below. An IND number will enable testing to commence that will be recognized by the FDA. We estimate that the testing and approval process for the baby wipes will take at least six months from the receipt of the IND number.

GEDA PLUS(R) MICROBICIDAL CONTRACEPTIVE GEL

         The GEDA Plus(R) microbicidal contraceptive gel has been developed by IBC and, under the terms of our license agreement, IBC is responsible for preparing and conducting all clinical trials required to obtain approval from the FDA. Phase I and II clinical trials, the purposes of which were to study the safety of the contraceptive gel when used in women and its effectiveness against STDs in an in vitro environment, have been completed with positive results. In December 2000, we announced the commencement of a Phase III clinical trial in Brazil by IBC which would have determined whether the gel effectively kills a host of STDs and other infectious diseases, in addition to its contraceptive properties, and was safe. We announced in December 2001 that PARAXEL International Corporation, which had at one time been retained by IBC to conduct the trials, informed us that it was no longer involved in the project. We subsequently announced that IBC represented to us that additional funding is necessary to continue the Phase III clinical trials in Brazil. The process to prepare an application to obtain an IND number from the FDA, which will enable the commencement of Phase III trials that will be recognized by the FDA, is currently underway and we have been told by IBC that progress continues on this application. IBC has not advised us as to when it will formally submit the application to the FDA. Upon initiation and successful completion of the Phase III clinical trial and results showing safety and effectiveness, IBC will file a new drug application with the FDA for its approval. We continue to monitor IBC's progress in obtaining regulatory approvals. However, there can be no assurance that IBC will have the financial resources to obtain an IND number from the FDA and complete the clinical trials.

         The GEDA Plus(R) microbicidal contraceptive gel will not be sold in the United States until an IND number is obtained, Phase III clinical trials are completed, and approval of the FDA is obtained. FDA approval is not assured. The first part of the Phase III study in the United States has yet to begin and will address the effectiveness of the product in preventing the transmission of gonorrhea, chlamydia, and trichomonas vaginalis. Because the STDs included in the first part of the Phase III study have relatively high rates of transmission and relatively short gestation periods for infection within the human body, we anticipate that the clinical trials for the first part of the Phase III study will require a minimum of six months from the receipt of the IND number.

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

SALES AND MARKETING

         We currently market our products in the United States to both the retail over-the-counter market using internal sales personnel and third party manufacturers' sales representatives, and to commercial, industrial, institutional and military customers through distributors and sales agents.

         Within the United States our existing product is distributed directly to retailers and institutionally through third party distributors. Upon obtaining regulatory approval, we plan to distribute future products utilizing IBC formulations through the same channels. Durstrand International Limited, our former Southeast Asia distributor, was granted exclusive rights (subject to minimum purchase requirements) in designated territories and was responsible for obtaining and maintaining required foreign regulatory approvals for our products. Because Durstrand did not fulfill minimum purchase requirements in the contract, in January 2001 we served notice that their rights were no longer exclusive and in June 2001 we terminated the agreement. Through the joint venture formed with IBC, we anticipate granting distributorships in other territories that will have similar requirements.

         We typically sell inventories to third party distributors at negotiated prices. The products are then re-sold by the distributors to a variety of customers.

         Our hand sanitizer and first-aid antiseptic product was launched at Wal-Mart Stores, Inc., the Eckerd drug chain, Walgreen Co., Target Corp., Kmart Corp., Rite Aid Corp., Duane Reade, Long's Drug Stores, Fred Meyer Stores, and regional food and drug chains in the United States. In January 2001, we launched our first national consumer advertising campaign, which included national radio, print and web promotions. Two nationally syndicated radio show hosts, Delilah and Lia, provided Preventx(R) product endorsements and testimonials. Preventx(R) was also recognized as a sponsor on both hosts' websites. Free standing inserts were run in newspapers nationwide. Additionally, we operate an Internet web site that provides useful information about our current and future products. Unfortunately, funding constraints forced us to curtail much of our advertising and promotional campaign. As a consequence, consumer awareness and demand have not grown as anticipated, and some of the large retailers at which we launched the product ceased placing orders for restocking shipments. In addition, in conjunction with ongoing litigation, we were given notice by The Coleman Company, Inc. that our license agreement was terminated in January 2002 and we have halted sales of Coleman(R) branded products. The remaining Coleman(R) branded inventory is minimal and by the end of 2001, the contribution of Coleman(R) branded product to our gross sales was minimal as well (see Sunbeam(TM) and Coleman(R) Licenses, page 16).

DEPENDENCE ON SIGNIFICANT CUSTOMERS AND SUPPLIERS

         Walgreen Co., Rite Aid Corp., and Kmart Corp. accounted for approximately 20%, 17%, and 16% of our gross sales in 2001, respectively. Walgreen Co. was an active customer in the first quarter of 2002 but has informed us of its intention to discontinue stocking of our product in the second quarter of 2002. The sporting goods departments of Rite Aid Corp. and Kmart Corp. each purchased the Coleman(R) and Coleman(R) with Advanced Preventx(R) brands in 2001. Additionally, the first aid department of Rite Aid Corp. purchased and continues to purchase Preventx(R) brand products. As a result of our cessation of Coleman(R) branded product sales stemming from our litigation with The Coleman Company Inc., we do not expect the sporting goods departments of Rite Aid Corp. and Kmart Corp. to be active customers in 2002.

         Presently, Canadian Custom Packaging ("CCP") is the sole manufacturer of the IBC formulation used in our hand sanitizer and first-aid antiseptic products. We do not have a written agreement with this supplier. We believe that the raw materials required for our product are readily obtainable from a variety of sources and CCP has experienced no difficulties or unexpected costs to date in purchasing the raw materials. Although we have experienced no difficulties or unexpected costs in purchasing finished products from CCP, we are exposed to the risk that CCP will be unable or unwilling to supply our product in a timely or cost efficient manner or at all. We have addressed this risk by maintaining an inventory level that is adequate to meet our customers' demands during a short supply interruption. However, a lengthy delay or interruption in the supply of raw materials or finished products would significantly impair our ability to compete, would cause a loss of revenue and could cause a loss of significant customers. If CCP became unable or unwilling to supply our product, we believe that a new supplier could be qualified and begin production within sixty days.

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

         As part of the agreement, IBC agreed to fund clinical trials for the GEDA Plus(R) microbicidal contraceptive gel, with a commitment to expend, if necessary, up to $10 million to fulfill all requirements for FDA approval of the product. The trials will test the efficacy and safety of the GEDA Plus(R) microbicidal contraceptive gel against various sexually transmitted diseases including HIV. We have agreed to expend up to $10 million, if necessary, to market the licensed products in the United States over the first five years of the agreement. Additionally, we have executed a trademark license with IBC that permits and requires us to use IBC's GEDA(R) logo, to the extent available, on all licensed products sold in the United States. The term of the trademark license runs concurrently with the term of the license agreement from IBC to us. IBC has the right to terminate the trademark license if we do not sell any licensed products in the United States for a period of two years.

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

         In July 2001, Empyrean and two of its directors received and responded to subpoenas from the SEC seeking documents and other information related to an investigation of IBC (SEC File No. FL-02750). The two directors gave testimony to the SEC in December 2001. Empyrean has not been named and no claim has been made against it in the SEC's investigation of IBC. We have cooperated fully with the SEC and will continue to do so.

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

HANDL-IT INC. ALLIANCE

         In March 2000, we engaged Handl-It Inc. of Cleveland, Ohio to provide us with a portfolio of outsourcing services including finished goods warehousing, distribution, customer service, order processing, and invoicing. The arrangement covers all of our infectious disease preventative products. Handl-It is able to provide these services more efficiently and at a more competitive cost than our previous provider of these services. We have no long-term agreement with Handl-It.

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
          2003 and thereafter            115% of annual minimum purchases
                                         in the immediately preceding year


         Durstrand did not satisfy the minimum purchase requirement that was due by April 2000. As a result, under the terms of the exclusive distribution agreement, in January 2001 we served notice that their rights were no longer exclusive and in June 2001 we terminated the agreement.

         In accordance with the settlement of our litigation with IBC, rights to manufacture, sell and grant distribution rights for the licensed products outside the United States and Brazil are now vested in the joint venture formed with IBC.

SUNBEAM(TM) AND COLEMAN(R) LICENSES

         In October 1999, we entered into separate license agreements with Sunbeam Corporation and The Coleman Company, Inc. The licenses were non-exclusive. They allowed us to use the Sunbeam(TM) and Coleman(R) trademarks in connection with the sale and distribution, throughout the United States and Canada, of certain of our products, including our hand sanitizer and first-aid antiseptic, towelettes, disinfectant surface spray and baby wipes. The licenses expired on December 31, 2002 and could be renewed until December 31, 2005 if we met the renewal terms under the agreements.

         Among other provisions, the Sunbeam contract called for us to pay Sunbeam a royalty based on net sales of the Sunbeam licensed products. Sunbeam had the right to terminate the agreement if we failed to timely pay the higher of the applicable royalty percentage based on net sales or annual minimum royalties in the amounts of $20,000, $60,000 and $120,000 in 2000, 2001 and
2002, respectively, or if we failed to achieve minimum sales for the Sunbeam licensed products.

         Among other provisions, the Coleman contract called for us to pay Coleman(R) a royalty based on net sales of the Coleman(R) licensed products. Coleman(R) had the right to terminate the agreement if we failed to timely pay the higher of the applicable royalty percentage based on net sales or annual minimum royalties in the amounts of $25,000, $50,000 and $100,000 in 2000, 2001 and 2002, respectively, or if we failed to achieve minimum sales for the Coleman(R) licensed products.

         In April 2001, at our request, our license agreement with Sunbeam was terminated effective December 31, 2000. We had made no product sales using the Sunbeam(TM) trademark since the acquisition of the licensing rights in October 1999. Concurrent with the termination of the license agreement with Sunbeam, our license agreement with The Coleman Company, Inc., which is wholly-owned by Sunbeam Corporation, was amended to increase the annual minimum royalties related to our use of the Coleman(R) trademark in the sale and distribution of our products to $110,000 and $220,000 in 2001 and 2002, respectively. No other terms of the agreement were amended. The minimum royalties under the amended license agreement with The Coleman Company, Inc. were equal to the combined minimum royalties under the original agreements with Sunbeam Corporation and The Coleman Company, Inc.

         In December 2001, we filed a complaint against The Coleman Company, Inc. in the United States District Court for the Northern District of Ohio, Eastern Division, to recover damages caused by Coleman's actions in disparaging our business and tortiously interfering with our current and prospective business relationships and contracts. In our complaint, we allege that Coleman has attempted to take business away from us by directly approaching our customers, making false statements about us and the status of our license, and offering to sell directly to those customers, bypassing us. In addition, our complaint alleges that Coleman and its agents have unreasonably delayed in providing approvals to us for packaging and labeling associated with the products for the 2002 sales program. In light of the damages we incurred as a result of Coleman's actions, we withheld the final payment of the annual minimum royalties for 2001. In response, Coleman served notice to us in January 2002 that the license agreement was being terminated as a result of failure to timely pay the annual minimum royalties. We have halted all sales of Coleman(R) branded products while litigation continues. Coleman has filed a motion to dismiss our complaint, which has not yet been ruled upon by the court. In addition, in March 2002, Coleman filed a complaint against us in District Court, The Eighteenth Judicial District, Sedgwick County, Kansas, Civil Department, seeking payment of the remaining annual minimum royalty for 2001 and claiming damage to its business relations resulting from alleged false and injurious statements made by us to others regarding Coleman. Sales of Coleman(R) licensed products accounted for approximately 36% of our total gross sales in 2001 but only approximately 11% of our total gross sales in the second half of 2001. Our remaining Coleman(R) branded inventory is minimal.

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

RESEARCH AND DEVELOPMENT

         Effective with the settlement of the IBC litigation, responsibility for research and development of products based on the IBC formulation rests exclusively with the joint venture with IBC. We currently focus all of our market research and development resources and efforts on the research and development of additional applications and markets for the Preventx(R) antimicrobial products licensed to us by IBC. In addition, we intend to pursue strategic relationships with biotechnology companies and research institutions for other products to complement our line of Preventx(R) products. We incurred no spending in 2001 and 2000 for research and development activities.

PROPRIETARY RIGHTS

         With the exception of the antibacterial surface disinfectant cleaner introduced in December 2000 and subsequently discontinued, we license all of the product and manufacturing formulas used in our infectious disease preventative products from IBC. Although we believe the formulas and underlying manufacturing techniques are proprietary, they are subject to current litigation by a third party claiming prior worldwide licensing and marketing rights. To date, we hold no patents on our products. These products use common compounds in formulas that we believe are difficult to copy and manufacture. The IBC formulas are primarily protected by trade secret protections and through contractual confidentiality obligations of our employees, contracting parties, independent contractors, manufacturers and other collaborators. We rely on trade secret protection, confidentiality obligations, know-how, and continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

GOVERNMENT REGULATION

         The products we market and intend to market are subject to regulatory approval in both the United States and in foreign countries. The following discussion outlines the various kinds of reviews to which our products may be subjected before receiving approval for marketing in the United States and abroad.

REQUIREMENTS IN THE UNITED STATES

         The production, distribution and marketing of our products and research and development activities are subject to regulation for safety, effectiveness and quality by numerous governmental authorities. In the United States, drugs are subject to extensive federal regulation, ordinarily including the requirement of approval by the FDA before marketing may begin, and, to a lesser extent, state regulation. The Federal Food, Drug, and Cosmetic Act and the regulations promulgated thereunder, and other federal and state statutes and regulations apply, among other things, to the testing, manufacture, safety, efficacy, labeling, distribution, storage, record keeping, approval, advertising, marketing and sale of our products. Product development and approval within the regulatory scheme will vary based on the type of product, required testing and the desired product claims and could take a number of years and involve the expenditure of substantial resources.

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

         Domestic and foreign manufacturing establishments, such as CCP, the sole manufacturer of the IBC formulation, are subject to inspections by the FDA and by other federal agencies and by state and local agencies, and must comply with current good manufacturing practice requirements. If the FDA or other agencies note violations during an inspection, distribution of clinical materials for investigational use or production lots for commercial use may be halted and, possibly, other sanctions imposed. Commercial marketing of our existing and proposed products, depending on the ingredients, claims, and the outcome of the FDA's Over-the-Counter Drug Review, may occur only after approval of new drug applications by the FDA. The application review process frequently takes two to four years or longer to complete and the FDA may require additional studies to be performed to gain approval. These additional studies may take several years to complete.

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

         The monographs for hand sanitizers as well as first-aid antiseptics are proposed and we are unable to predict when the regulations will be finalized. While it is permissible to market products with active ingredients classified as Category 3 under a proposed monograph, unless our active ingredient is included as a Category 1 ingredient in the final hand sanitizer monograph, we may not be able to identify the product as a hand sanitizer and may not be permitted to make all of the claims that we currently make. We believe that we could market our product under the first aid monograph alone if we called our product a skin antiseptic and first aid lotion rather than a hand sanitizer. Should any changes be necessary, we believe that we would have twelve months to change our product labeling once the final regulations were issued.

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

         Our joint venture with IBC has neither applied for nor obtained applicable approvals in any of the countries within its territory.

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

         GEDA Plus(R) Microbicidal Contraceptive Gel

         There are a number of microbicidal products that are in various stages of development, several of which we believe are in or have completed Phase III clinical trials at this time. However, much controversy surrounds other products in Phase III trials whose formulations contain nonoxynol-9, which can cause genital irritation. In fact, a Phase III study of a nonoxynol-9 product completed in June 2000 resulted in a lower incidence of HIV infection for the placebo, rather than for the nonoxynol-9 product. As a result, some organizations are calling for a total ban of nonoxynol-9 products based on the premise that nonoxynol-9 actually promotes the transmission of HIV. Our gel does not contain nonoxynol-9 and, in a clinical trial, did not cause genital irritation. We are aware of other microbicidal products that also do not contain nonoxynol-9 that have commenced clinical trials.

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

EMPLOYEES

         As of March 26, 2002, we employed three full-time personnel. These employees are involved in executive, corporate administration, and sales and marketing functions.

ITEM 2. PROPERTIES

         Our corporate facility is located in a suburb of Cleveland, Ohio and consists of approximately 2,000 square feet of executive office space. We lease this facility for a monthly base rent of $1,850. The lease expires in January 2003. We believe that our facilities are adequate for our needs for the foreseeable future.


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

         We were also a defendant in an action that was filed by Integrated Commercialization Solutions (ICS) on November 14, 2000 in the United States District Court, Central District of California, Southern Division. The action alleged that we breached a contract and sought damages of at least $445,000 plus interest and attorneys fees. During June 2001, we entered into a settlement agreement and mutual release with ICS and we agreed to pay ICS $24,000 in twelve equal monthly installments of $2,000 each plus 200,000 shares of Empyrean common stock valued at $50,000. A dismissal entry was filed with the court on June 22, 2001. We recognized a $371,000 gain upon the settlement of the lawsuit in the quarter ended June 30, 2001.

         We are also a defendant in an action that was filed by Kaye, Scholer LLP, our former legal counsel, on October 24, 2001 in the Supreme Court of the State of New York, County of New York. The action alleges that we breached a contract and seeks damages of approximately $93,500 plus interest and attorneys fees. We believe the suit is without merit and are defending ourselves vigorously.

         We are the plaintiff in an action that was filed against The Coleman Company, Inc. on December 27, 2001 in the United States District Court, Northern District of Ohio, Eastern Division to recover damages in an unspecified amount caused by Coleman's actions in disparaging our business and tortiously interfering with our current and prospective business relationships and contracts. In our complaint, we allege that Coleman has attempted to take business away from us by directly approaching our customers, making false statements about us and the status of our license, and offering to sell directly to those customers, bypassing us. In addition, our complaint alleges that Coleman and its agents have unreasonably delayed in providing approvals to us for packaging and labeling associated with the products for the 2002 sales program. In light of the damages we incurred as a result of Coleman's actions, we withheld final payment of the annual minimum royalty for 2001. In response, Coleman served notice to us in January 2002 that the license agreement was being terminated and we have halted sales of Coleman(R) branded product. Coleman has filed a motion to dismiss our complaint, which has not yet been ruled upon by the court. In addition, in March 2002, Coleman filed a complaint against us in District Court, The Eighteenth Judicial District, Sedgwick County, Kansas, Civil Department, seeking payment of the remaining annual minimum royalty for 2001 and claiming damage to its business relations resulting from alleged false and injurious statements made by us to others regarding Coleman.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the security holders for a vote during the fourth quarter of the Company's fiscal year ended December 31, 2001.


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

                                                   HIGH              LOW
                                                   ----              ---

                   2001
                   ----
                   Fourth Quarter                  $0.28            $0.07
                   Third Quarter                   $0.31            $0.10
                   Second Quarter                  $0.39            $0.21
                   First Quarter                   $0.81            $0.26

                   2000
                   ----
                   Fourth Quarter                  $0.79            $0.24
                   Third Quarter                   $1.41            $0.50
                   Second Quarter                  $1.94            $0.50
                   First Quarter                   $3.56            $0.50

                     RECENT SALES OF UNREGISTERED SECURITIES

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

         We sold common stock for cash at the prices and during the periods provided as follows: during the first quarter of 1999, 360,000 shares at price of $0.50 per share and warrants to purchase 360,000 shares at an exercise price of $0.50 per share were issued to four purchasers; during the second quarter of 1999, 600,000 shares at a price of $0.50 per share and warrants to purchase 600,000 shares at an exercise price of $0.50 per share were issued to three purchasers; and during the fourth quarter of 1999, 1,500,000 shares at an exercise price of $0.50 per share were purchased by 12 purchasers. During the first quarter of 2000, 2,904,000 shares at a price of $0.50 per share were purchased by 18 purchasers. Purchasers of the 1,500,000 shares in the fourth quarter of 1999 and the 2,904,000 shares in the first quarter of 2000 are also entitled to warrants to purchase 1,101,000 shares at $0.50 per share for 24 months. In December 2001, the exercise price of the unexercised warrants in this series was temporarily reduced to $0.07 and the maturity date was extended to no earlier than January 15, 2002, the date the reduction in exercise price expired. During the fourth quarter of 2000, one purchaser bought 125,000 shares at a price of $0.40 per share. During the first quarter of 2001, one purchaser bought 125,000 shares at a price of $0.41 per share. During the third quarter of 2001, one purchaser bought 44,444 shares at a price of $0.225 per share.

         Of the above purchasers, approximately 11 invested in more than one of the above private placements. The offers and sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) of Regulation D promulgated thereunder. No advertising or general solicitation was employed in offering the securities. The securities were offered to a limited number of persons, all of whom were business associates or vendors of Empyrean or its executive officers and directors, and transfers of the shares were restricted by Empyrean in accordance with the requirements of the Securities Act of 1933 (the "Securities Act"). All persons represented that they were accredited investors, represented that they were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and that they understood the speculative nature of their investment. Proceeds from the above sales of common stock were used for working capital, to retire outstanding indebtedness, and for general corporate purposes. All unregistered shares of common stock issued in the above transactions were registered through our Registration Statement on Form S-4, which was declared effective on January 31, 2001 and our Registration Statement on Form S-3, which was declared effective on August 27, 2001.

SALES OF DEBT AND WARRANTS FOR CASH

         Convertible debentures in an aggregate principal amount of $40,000 were issued to three investors in the second quarter of 2001. The debentures mature in April 2006 and bear interest at a 4% annual rate. The debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received 8,000 warrants to purchase common stock at an exercise price of $0.468. The offering of the convertible debentures and warrants was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

         A convertible note in the aggregate principal amount of $1,000,000 was issued to Laurus Master Fund, Ltd. during the second quarter of 2001. The note matures in June 2003 and bears interest at an 8% annual rate. The note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. In March 2002, in conjunction with the issuance of an additional convertible note, the conversion price on $29,315 of the principal amount of the Note was reduced to $0.005. In addition, Laurus received 333,333 warrants to purchase common stock at an exercise price of $0.27. In March 2002, in conjunction with the issuance of an additional convertible note, the exercise price of the warrant was reduced to $0.005. The offering of the convertible note and warrants was exempt from registration under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

         A convertible note in the aggregate principal amount of $250,000 was issued to Laurus Master Fund, Ltd. during the third quarter of 2001. The note matures in June 2003 and bears interest at an 8% annual rate. The note is convertible into common stock at a conversion price equal to the lower of $0.1573 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. In addition, Laurus received 83,333 warrants to purchase common stock at an exercise price of $0.236. The offering of the convertible note and warrants was exempt from registration under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

         Three convertible notes, in the aggregate principal amounts of $250,000, $136,000, and $200,000, respectively, were issued to Laurus Master Fund, Ltd. during the fourth quarter of 2001. The notes bear interest at an annual rate of 5% and mature in October, November, and December 2003, respectively. The notes are convertible into common stock at conversion prices equal to the lower of $0.0800, $0.0813, or $0.0660, respectively, or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. The notes maturing in October and November 2003 are also repayable with the proceeds of customer accounts receivable. In addition, Laurus received 83,333, 45,333, and 66,666 warrants to purchase common stock at exercise prices of $0.123, $0.224, and $0.101, respectively. The offerings of the convertible notes and warrants were exempt from registration under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities.

         A convertible note in the aggregate principal amount of $75,000 was issued to Laurus Master Fund, Ltd. during the first quarter of 2002. The note matures in March 2004 and bears interest at a 5% annual rate. The note is convertible into common stock at a conversion price equal to the lower of $0.0216 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. The offering of the convertible note was exempt from registration under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the security.

         Since 1999, convertible debentures, notes, and warrants have been converted into or exercised for an aggregate of 18,883,204 shares of common stock. As of March 26, 2002, we have convertible debt securities in an aggregate principal amount of $1,129,594 outstanding that are eligible for conversion into 52,376,711 shares of common stock. In addition, warrants to purchase 1,032,998 shares of our common stock are outstanding. 14,880,952 shares of our common stock issuable on conversion of the $1,000,000 convertible note and 333,333 share of our common stock issuable on exercise of the warrants to purchase common stock that were issued to Laurus Master Fund, Ltd. during the second quarter of 2001 were registered on our Registration Statement on Form SB-2, which was declared effective July 3, 2001. As of March 26, 2002, 672 of the registered shares underlying this note and 196,333 of the registered shares underlying these warrants remain unissued. 625,000 shares of our common stock issuable on conversion of the $40,000 convertible debentures and 8,000 warrants to purchase common stock that were issued to three purchasers and a placement agent during the second quarter of 2001 were registered on our Registration Statement on Form S-3, which was declared effective August 27, 2001. As of March 26, 2002, 50,326 of the registered shares underlying the debentures and all of the registered shares underlying the warrants remain unissued. The shares underlying the remaining five convertible notes have not yet been registered with the SEC. On February 25, 2002, Laurus granted us a waiver of the requirement that we reserve from our authorized but unissued shares of common stock that number of shares which would be necessary to enable Laurus to convert each of its notes at the then applicable conversion price and the warrants at their then applicable exercise price except for those shares which are registered under our Registration Statement on Form SB-2 which was declared effective July 3, 2001 but remain unissued. This waiver was granted solely for the purpose of permitting us to issue shares of stock and/or stock options to new investors and to consultants and vendors. The waiver expires upon the earlier of (i) 90 days from the date of grant of the waiver, (ii) approval by our stockholders of an increase in the number of authorized shares of common stock, or (iii) a reverse split of our common stock, the effect of which (ii) or
(iii) would permit us to reserve the required number of shares of common stock.

OPTION GRANTS

         From 1999 through 2001, we granted options to purchase an aggregate of 10,917,082 shares of common stock at a weighted average exercise price of $0.53 per share to directors, executive officers, employees, advisors and consultants. The offer of these securities was deemed to be exempt from registration under the Securities Act under Rule 701 of Section 3(b) of the Securities Act and
Section 4(2) of the Securities Act. The options were granted under compensatory benefit plans and contracts relating to compensation. Options issued in the above transactions have been exercised for 4,121,875 shares. As of March 26, 2002, options to purchase 7,057,904 shares remain outstanding. The shares of our common stock underlying 6,907,904 of the outstanding options were registered on our Registration Statements on Form S-4, which was declared effective January 31, 2001, on Form S-8, which was filed and became effective on March 28, 2001, and Form S-3, which was declared effective August 27, 2001. The shares of our common stock underlying 150,000 of the outstanding options are unregistered as of March 26, 2002.

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         In January and May 1999, we issued warrants to purchase 250,000 shares of common stock at $.01 per share and 500,000 shares of common stock at $0.50 per share to Uptic Investment Corp., a company controlled by Lawrence D. Bain, now the Chairman of the Board of Directors of Empyrean, for financial advisory services and for Uptic's introductions of Empyrean to distributors and customers. Uptic exercised the warrants to purchase 250,000 shares of common stock at $.01 in August 1999 and exercised the warrants to purchase 500,000 shares of common stock at $0.50 in February 2001.

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

         In January 2000, we issued 50,000 shares of common stock valued at $25,000 to four outside directors of the Company as compensation for their services as board members in 1999.

         In February 2000, we issued 596,000 shares of common stock and warrants to purchase 149,000 additional shares of common stock at $0.50 per share to Messrs. Adamany and Rubin, Dr. Andrew J. Fishleder, a director of the Company, and two unaffiliated creditors, in satisfaction of $298,000 in aggregate notes payable indebtedness.

         In February 2000, we issued 476,050 shares of common stock and warrants to purchase an additional 119,012 shares of common stock at $0.50 per share to IBC in satisfaction of $238,025 of royalties payable. In December 2001, the exercise price of these warrants along with the other unexercised warrants in this series was reduced to $0.07 through January 15, 2002, when it returned to $0.50 per share.

         In February 2000, we issued 16,392 shares of common stock valued at $10,000 to four outside directors as compensation for their services as board members in the first quarter of 2000.

         In June 2000, we issued 21,190 shares of common stock valued at $12,500 to five outside directors as compensation for their services as board members in the second quarter of 2000.

         In August 2000, as part of the settlement of all outstanding legal claims between the two companies and the establishment of a joint venture company, we issued 5,000,000 shares of common stock, valued at $3,300,000, to IBC.

         In September 2000, we issued 20,481 shares of common stock valued at $14,500 to five outside directors as compensation for their service as board members in the third quarter of 2000.

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

         In December 2000, we issued 53,647 shares of common stock valued at $13,500 to five outside directors as compensation for their service as board members in the fourth quarter of 2000.

         In January 2001, we issued 76,015 shares of common stock valued at $31,167 to five employees in lieu of cash payment of a portion of employment bonuses earned in 2000.

         In February 2001, we issued 284,746 shares of common stock valued at $111,051 to Douglas G. Furth as a retainer for consulting services.

         In February 2001, we issued 12,711 shares of common stock valued at $7,500 to three outside directors as compensation for their service as board members in the first quarter of 2001.

         In March 2001, we issued 112,500 shares of common stock valued at $39,375 to Uptic as consideration for the guarantee of a $250,000 line of credit extended to the Company by a bank.

         In March 2001, we issued 1,190 shares of common stock valued at $500 to an outside director as compensation for his service as a board committee member.

         In May 2001, we issued 27,265 shares of common stock valued at $7,156 to three outside directors as compensation for their service as board members in the second quarter of 2001.

         In June 2001, we issued 135,000 shares of common stock valued at $29,835 to Uptic and Messrs. Adamany and Rubin as consideration for the execution of a bridge loan facility by them to the Company totaling $300,000.

         In June 2001, we issued 450,000 shares of common stock valued at $99,450 to Uptic and Messrs. Adamany and Rubin as consideration for their pledges of shares of common stock of the Company beneficially owned by them to Laurus Master Fund, Ltd. as security for performance of the Company's registration obligations under a Subscription Agreement.

         In June 2001, we issued 200,000 shares of common stock valued at $50,000 to ICS as part of the settlement of litigation between the Company and ICS.

         In June 2001, we issued 320,000 shares of common stock valued at $72,000 to Investor Relations Group Inc. as compensation for services.

         In August 2001, we issued 19,295 shares of common stock valued at $4,631 to two outside directors as compensation for their service as board members in the third quarter of 2001.

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

         In October 2001, we issued 141,327 shares of common stock valued at $28,265 to Cale Orosz and Pin Point Marketing for consulting services provided.

         In October 2001, we issued 4,762 shares of common stock valued at $500 to an outside director as compensation for his service as a board committee member in the third quarter of 2001.

         In November 2001, we issued 36,397 shares of common stock valued at $5,475 to two outside directors as compensation for their service as board members in the fourth quarter of 2001.

         The above offerings and sales were deemed to be exempt under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were business associates of Empyrean or executive officers and/or directors of Empyrean, and transfer was restricted by Empyrean in accordance with the requirements of the Securities Act. All persons represented to Empyrean that they were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, acknowledged in writing that they were acquiring the securities for investment and not with a view toward distribution or resale and that they understood the speculative nature of their investment. 166,159 shares of common stock issued in the above transactions remain unregistered. All other unregistered shares of common stock outstanding were registered through our Registration Statements on Form S-4, which was declared effective on January 31, 2001, Form S-8, which was filed and declared effective on March 28, 2001, Form S-3, which was declared effective on August 27, 2001, and Form S-8, which was filed and declared effective on October 9, 2001.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

         This Form 10-KSB, including the notes to the financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. We may make additional written and oral forward looking statements from time to time in filings with the Securities and Exchange Commission, in our press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements. These statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, regulatory proceedings or rulemaking, projections of revenues, income, loss, or capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to products or product development as well as assumptions relating to the above subjects.

         Forward looking statements reflect our current views concerning future events and financial performance and speak only as of the date the statements are made. These forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this annual report, including the notes to the financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements are as follows:

       - We may not be able to obtain sufficient capital to fund our operations and, as a result, we may cut back or discontinue operations or limit our business strategies.
       - We expect to incur losses for the foreseeable future and continued losses could result in our inability to fund business operations and cause our stock price to decline.
       - Any delays in securing governmental approvals of our products may prevent us from selling our current or future products or may result in delays in launching or selling future products, and can significantly increase our costs.
       - Potential competitive products, which may or may not be as effective as the GEDA Plus(R) microbicidal contraceptive gel, have commenced clinical trials. These potential competitive products may realize a competitive advantage as a result of their advanced progress.
       - There are a large number of shares underlying our warrants, options, notes, and debentures that may be available for future sale and the sale of these shares may depress the market price of our common stock.
       - Our ability to fund operations is constrained by the absence of any additional authorized but unissued or unreserved shares of our common stock and restrictions on the issuance of stock contained in agreements with a significant holder of our convertible notes.
       - FDA decisions regarding the active ingredient in our hand sanitizer and first-aid antiseptic product may adversely affect the way we market this product. This could result in a loss of sales, which may result in us going out of business.
       - Current litigation may adversely affect two of our primary licenses and we could lose our rights to make or sell our products and be unable to generate revenues.
       - Existing or potential markets may not accept our products and we may experience an inability to generate revenue or profits.
       - Adverse product publicity and product recalls of other products may have a negative effect on the sales or acceptance of our products and could result in a loss of revenues or affect our ability to ever become profitable.
       - We may incur significant liabilities and expenses if our products cause personal injury or property damage.
       - We have limited sales, marketing and distribution capabilities and rely extensively on third parties to market and distribute our products. The failure or unwillingness of these parties to market our products could limit our ability to generate revenues or profits.
       - We have no internal manufacturing capability and depend heavily upon third party suppliers, and the inability or unwillingness of these third parties to supply our products could result in interruptions of our product supply capability and a loss of customers and revenues.
       - We are subject to intense competition and pricing pressures from substantially larger competitors which can limit our ability to ever make a profit.
       - We depend on key employees for our success and the loss of our key employees could limit our success.
       - The protection of our rights to our products may not be complete and this could impair our ability to successfully compete against others.
       - We have a limited product line and our inability to successfully market any one or a few of our products could cause a significant decline in our revenues or future profitability.
       - Our success depends in part on the research and development efforts of our joint venture with IBC. The joint venture's inability to develop new products or improvements of existing products may harm our future profitability and ability to generate revenues.
       - Our inability to manage growth may strain our resources and systems.
       - International sales of our products through our joint venture with IBC could expose us to currency fluctuations and other special risks that could limit our ability to generate profits or cause operating losses.
       - The absence of an active trading market for our common stock may cause our stock price to decline significantly and limit the liquidity of our common stock.
       - Our common stock is subject to "penny stock" rules of the United States Securities and Exchange Commission ("SEC") and the trading market in our securities is limited, which make transactions in our stock cumbersome and may reduce the value of an investment in our stock.
       - Our stock price may be volatile due to factors beyond our control which could subject the value of our shares to rapid decline.
       - The SEC has initiated an investigation of IBC, related to which we have responded to subpoenas for information and provided testimony. The outcome of this investigation and its potential impact, if any, on our business is unknown.

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

         The following discussion and analysis provides information regarding Empyrean's financial position and its results of operations for the periods shown. This discussion should be read in conjunction with Empyrean's Financial Statements and related Notes thereto included elsewhere in this document.

INTRODUCTION

         In 1998, we acquired certain rights to use a microbicide formulation from International Bioscience Corporation. We market, sell and distribute innovative personal care products that are intended to prevent the spread of infectious disease. The products in our complete germ protection program, which include a hand sanitizer and first-aid antiseptic lotion and antibacterial towelettes, are sold over-the-counter in the retail markets and also to commercial, industrial, institutional and military customers. The hand sanitizer and first-aid antiseptic lotion as well as the antibacterial towelettes are based on a formulation developed and licensed to us by IBC and are marketed under the Preventx(R) brand, and were formerly marketed under the Coleman(R) with Advanced Preventx(R) brand to the sporting goods, outdoor/recreational market niche. In addition, we marketed the Coleman(R) Antibacterial Surface Disinfectant Cleaner as an expansion of our infectious disease prevention product offering. Sales of all Coleman(R) branded products have been halted following our receipt of a notice of termination of the license agreement by Coleman in conjunction with ongoing litigation in January 2002 (see Sunbeam(TM) and Coleman(R) Licenses on page 16). In accordance with our agreements with IBC, worldwide new product development responsibility is vested in the joint venture with IBC. Our marketing personnel and IBC's scientific personnel comprise a New Product Development Board that coordinates all new product development activities. IBC has developed formulations similar to the one used in our hand sanitizer and first-aid antiseptic that can be utilized to market a variety of other products if appropriate regulatory approvals are obtained. These products include the GEDA Plus(R) microbicidal contraceptive gel designed to prevent pregnancy and sexually transmitted diseases ("STDs"), a disinfectant surface spray to be marketed to retail markets and also to the food service, hotel and other industries, and a baby wipe product.

         We believe that the preventative formula licensed from IBC will be shown to be both safer and more effective as a microbicide than existing competitive products in the market and offers us a platform to leverage our expertise into other areas of the infectious disease market. Because of potential synergies with its other efforts and its commitment to expend up to $10,000,000, if necessary, to secure approval from the United States Food and Drug Administration ("FDA") for the GEDA Plus(R) microbicidal contraceptive gel, IBC has been handling regulatory compliance on our behalf in the United States since 2000. IBC has commenced the process to obtain an Investigative New Drug ("IND") number from the FDA for the GEDA Plus(R) microbicidal contraceptive gel. An IND number will enable IBC to commence testing that will be recognized by the FDA. The gel must undergo clinical trials and obtain regulatory approval prior to marketing. The gel will be tested to determine its effectiveness in preventing HIV as well as other STDs, all of which have different rates of transmission as well as different gestation periods for infection within the human body. As a result, IBC anticipates the clinical trials for some STDs will require a minimum of six months while clinical trials for other STDs such as HIV will require at least 18 months from the receipt of the IND number. In December 2000, we announced the initiation of clinical trials for the GEDA Plus(R) microbicidal contraceptive gel by IBC in Brazil.

         We are presently investigating the status of IBC's progress with the FDA and the Brazilian clinical trials and evaluating changes that may be needed with respect to the allocation of regulatory responsibilities. In December 2001, we announced that PARAXEL International Corporation, which had at one time been retained by IBC to conduct the Brazilian clinical trials, informed us that it was no longer involved in the project. We subsequently announced that we were informed by IBC that progress had been made with the pre-IND application with the FDA but that additional funding is required for the clinical trials in Brazil. Except to the extent that the results of the Brazilian clinical trials might be recognized by the FDA to advance the U.S. regulatory approval, the status of the Brazilian clinical trials does not directly affect us because Brazil is outside of our licensed sales territory. If, however, IBC is unable to secure an IND number from the FDA, it may be necessary for IBC to seek a partner or acquirer to provide the necessary funding or expertise or for us to assume greater responsibility for obtaining the regulatory approvals.

         The limited revenues and substantial start-up costs associated with introducing our new line of preventative products have significantly affected our current financial condition and operations. We have had limited revenues and have sustained substantial losses from operations in recent years and have an accumulated deficit. In December 2001, we announced that we retained an investment banking firm, Gruntal & Co. LLC, to help us pursue a merger, strategic partnership, an acquisition, or a sale of a portion or all of the Company. Absent these alternatives or an infusion of working capital, it is unlikely that we will be able to continue our business.

         We incurred net losses in 2000 and 2001 and expect to incur net losses at least through 2002. We expect operations to generate negative cash flow at least through 2002 and we do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. Our ability to raise capital to fund our business is further constrained by an absence of authorized but unissued or unreserved shares of our common stock and restrictions on issuance of stock contained in our agreements with a significant holder of our convertible notes. These factors raise doubts about our ability to continue as a going concern and our audit report contains an explanatory paragraph with respect to this matter.

         We expect to generate substantially all of our revenues in the future from sales of our current line of Preventx(R) preventative products as well as additional preventative products that we can market utilizing IBC formulations similar to the one used in our hand sanitizer and first-aid antiseptic and other third-party formulations. However, our limited financial resources have prevented us from aggressively advertising our products to achieve consumer recognition and consequently some of the retail customers we have acquired have discontinued or informed us of their intention to discontinue stocking our current line of preventative products. We have lost additional customers as a result of our cessation of sales of Coleman(R) branded products related to our litigation with that licensor. In addition, given the status of their regulatory approvals, we do not anticipate having any additional preventative products that we can market in 2002 using IBC formulations similar to the one used in our hand sanitizer and first-aid antiseptic.

         In addition to cost of goods sold, which we expect to vary somewhat proportionately with sales over time, significant cost and expense items include salaries and benefits, interest expense, royalties, office and administration, advertising, consulting fees, and legal and accounting, all of which, in total, significantly exceeded our total revenues for 2000 and 2001. Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

CRITICAL ACCOUNTING POLICIES

         For a complete review of our significant accounting policies that may impact the Company's results refer to Note 1 of the Notes to Financial Statements. Of these policies, the most critical to management is the recognition of revenue. We recognize product sales upon shipment and when collectability of the amount is probable. Consignment sales revenue is recognized when payment is received from the customer. Revenue from distribution rights is recognized when we have performed all of our obligations under the agreement and the fee has been received or collectability is probable. Our return policy requires either a negotiated return allowance that is applied as a percentage of all sales in lieu of actual returns, or written authorization from us. Where allowance agreements are in place, the allowance is recognized upon shipment. Where written authorization is required, returns are recorded on an actual basis due to their infrequency and immateriality.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2001 and December 31, 2000

         Our total revenues in 2001 were $757,000 compared to $580,000 in 2000. Revenues in 2001 included distribution rights revenue of $100,000, which was recognized upon the termination of our distribution agreement with Durstrand International Ltd., compared to $0 of distribution rights revenue in 2000. Product sales increased 13% to $657,000 in 2001 compared to $580,000 in 2000. Product sales in 2001 consisted of shipments to several new customers including Walgreen Co., Kmart Corp., Target Corp., the sporting goods and first aid departments of Rite Aid Corp., the Eckerd drugstore chain, Fred Meyer Stores, Duane Reade, Inc., Long's Drug Stores, Dick's Sporting Goods, and Price Chopper. Total revenues in 2000 were primarily comprised of initial and reorder shipments to the health and beauty aids and sporting goods departments of Wal-Mart Stores, Inc. Due to a significant decline in its overall hand sanitizer sales in 2000, Wal-Mart Stores significantly reduced the space dedicated to this product category in its health and beauty aids departments in the first quarter of 2001. Wal-Mart was not a significant customer during 2001. Our limited financial resources have forced us to curtail much of our advertising and promotional campaign, and as a consequence, consumer awareness and demand have not grown as anticipated. Target Corp. has ceased stocking our products and Walgreen Co. has notified us of its intent to cease stocking our products in the second quarter of 2002. In addition, as a result of our cessation of Coleman(R) branded product sales stemming from our litigation with The Coleman Company Inc., we do not expect Kmart Corp., the sporting goods department of Rite Aid Corp., Dick's Sporting Goods, or Price Chopper, all of which were purchasers of our Coleman(R) branded products, to be active customers in 2002.

         Our gross margin from product sales increased to 47% in 2001 compared to 46% in 2000. Margins have improved on our hand sanitizer and first-aid antiseptic lotion product line as a result of lower product costs and higher average selling prices. However, partially offsetting this margin improvement was the inclusion in 2001 of our towelette and antibacterial surface disinfectant cleaner product lines. Product costs as a percentage of sales revenue were higher for towelettes than for our hand sanitizer and first-aid antiseptic lotion product primarily because the volume of towelettes sold was lower, allowing fewer opportunities for product cost improvements. In addition, gross margin from product sales in 2001 included a sale of inventory previously reserved as surplus.

         Cost of sales for 2001 includes inventory write-offs and reserves totaling $69,000, including a reserve for our Coleman(R) branded products. Cost of sales for 2000 includes an inventory reserve of $87,000 for surplus inventory.

         Operating expenses declined to $2,805,000 in 2001 from $8,563,000 in 2000 primarily due to the following:

       - A gain of $371,000 from the settlement of litigation with Integrated Commercialization Solutions at a cost lower than the amount accrued was recognized in 2001 compared to litigation settlement expense of $5,457,000 that was recognized in 2000 related to the litigation and settlement with IBC in August 2000.

       - Sales promotion and advertising expense decreased to $701,000 in 2001 compared to $905,000 in 2000 as a result of the reversal of an accrual for promotional spending obligations under the Sunbeam licensing agreement which were extinguished with the termination of the agreement in the quarter ended June 30, 2001 and a decline in investor relations costs resulting from a change in our investor relations agency in mid-2000. Sales promotion and advertising expense in 2001 included significant expense for radio and print advertisements, whereas sales promotion and advertising expense in 2000 included significant expense related to new product introductions, redesigned point-of-purchase displays, and the development of a web site for on-line consumer sales.

       - Consulting and professional expenses decreased to $616,000 in 2001 from $695,000 in 2000. Legal expenses declined to $205,000 in 2001 from $410,000 in 2000. Partially offsetting this reduction were non-cash charges related to the engagement of investor relations and financial consultants. The newly engaged consultants were compensated with common stock and options to purchase common stock.

       - Royalty expense increased to $170,000 in 2001 from $80,000 in 2000 primarily because of the increase in minimum royalties under the licensing agreements with The Coleman Company, Inc. and Sunbeam Corporation.

       - Salaries and benefits increased to $1,186,000 in 2001 from $987,000 in 2000 as a result of salary increases for employees effective January 2001, and an increase in the number of employees. The relocation of our business to Ohio in January 2000 resulted in a temporary reduction in our work force in 2000.

         Interest expense in 2001 was $1,395,000 compared to $90,000 in 2000. Interest expense in 2001 included $790,000 non-cash expense from the intrinsic value of conversion options embedded in convertible debt issued in the period, $469,000 amortization of financing costs including the fair value of common stock granted to loan guarantors and loan facility providers, deferred financing costs, and original issue discount, and $136,000 interest on our bank lines of credit and convertible debt. Interest expense in 2000 included the fair value of options granted to promissory note holders and interest on promissory notes and our bank line of credit.

         We incurred a net loss in 2001 of $3,839,000 compared to a net loss of $8,459,000 in 2000. The losses in 2001 and 2000 were primarily due to limited revenues that were substantially exceeded by our costs of operations, and in 2000, the expense related to the lawsuit and settlement with IBC. Our loss per share for 2001 was $0.08 compared to a net loss per share of $0.22 in 2000. The loss per share declined primarily as a result of the factors affecting net loss as discussed above, and an increase in the weighted average number of shares outstanding to 50,600,786 in 2001 from 37,701,563 in 2000.

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

       - Consulting and professional expenses declined to $695,000 in 2000 compared to $1,737,000 in 1999 as a result of a reduction in the usage of consultants and fewer stock option grants to consultants. In addition, in 1999 we incurred consulting services of $330,000 in connection with our Southeast Asia distribution agreement.

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

LIQUIDITY AND FINANCIAL POSITION

         We do not have sufficient financial resources or credit lines available to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. Given the generally difficult economic climate and the Company's history of losses, we believe that raising the additional equity or debt financing needed to fund ongoing operations will be difficult. We have reduced staffing and taken other actions necessary to minimize our cash requirements. To repay borrowings under the lines of credit, bring our payments to vendors to a current status and maintain our current reduced level of expenses, it is likely that we will need to raise approximately $2,500,000 to $4,000,000 of additional capital during fiscal year 2002. In December 2001, we announced that we retained an investment banking firm, Gruntal & Co. LLC, to help us pursue a merger, strategic partnership, an acquisition, or a sale of a portion or all of the Company. Absent these alternatives or an infusion of working capital, it is unlikely that we will be able to continue our business.

         To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations primarily through investor financing, including sales of common stock, the issuance of debt convertible into common stock, and the exercise of warrants and options. During the fiscal years 1999, 2000 and 2001, we raised a total of $5,428,000 through these means. We also issued stock to satisfy $5,803,000 of obligations, including stock valued at $3,300,000 that was issued to settle litigation with IBC. In addition, we have secured bank financing that is secured by the personal guarantees of certain directors, and from time to time we have borrowed funds from officers, directors, and other private investors in the Company. We will be required to continue our reliance on investor financing to fund our operations until such time as a strategic partner or buyer is found for the Company or its assets. Our ability to raise new investor capital is constrained by an absence of authorized and unissued or unreserved shares of common stock and by restrictions on the issuance of common stock in agreements with Laurus Master Fund, Ltd., a significant holder of our convertible notes. Approval by the stockholders to increase the number of authorized shares of common stock is required before new investor capital can be raised and will be sought in 2002. At December 31, 2001, cash and cash equivalents totaled $106,000, an increase of $72,000 from December 31, 2000. Current liabilities at December 31, 2001, consisting primarily of accounts payable, accrued liabilities and short-term debt, exceeded current assets by $2,270,000.

         During 2001, net cash used in operating activities was $2,384,000, primarily due to a net loss of $3,839,000 less non-cash charges of $1,259,000 relating to the intrinsic value of conversion options embedded in convertible debt issued and the amortization of debt issuance expenses and $481,000 relating to the issuance of common stock and options to purchase common stock.

         Net cash flow from financing activities in 2001 was $2,456,000, resulting from the issuance of notes and debentures convertible into common stock for net proceeds of $1,653,000 with offsetting payments of the notes totaling $84,000, the sale of common stock in the amount of $61,000, and borrowings under bank lines of credit of $826,000.

         In January 2001, 125,000 shares of common stock were sold to an employee of the Company in a private placement for $51,000. In August 2001, 44,444 shares of common stock were sold to an investor in a private placement for $10,000. In August 2001, we completed a private placement of 335,000 shares of common stock to three vendors who purchased the shares in exchange for cancellation of $75,000 in trade payable indebtedness owed by the Company.

         Our future royalty requirements will affect liquidity. We are required to pay royalties to various licensors in 2002, including IBC, of up to 10% of net sales. The settlement with IBC will have a favorable effect on near-term liquidity as a result of the elimination of the minimum royalty payment. The previous license agreement required a minimum royalty payment of $735,000 to be paid no later than January 30, 2001 and $915,000 to be paid no later than January 30, 2002. These payments were eliminated by the new licensing agreement. Our licensing agreement with The Coleman Company, Inc., which was terminated in January 2002, required royalty payments in addition to the above of 7% of net sales in 2001 and 2002 and contained minimum royalty obligations of $110,000 and $220,000 in 2001 and 2002, respectively. As a result of litigation between Empyrean and The Coleman Company, Inc., $80,000 of the 2001 minimum royalty obligation has not been paid.

         As of December 31, 2001, we had no capital expenditure obligations.

         In November 2000, we secured a one-year, $1,000,000 revolving line of credit from a bank with an interest rate equal to the bank's prime rate plus 1/2%. The line of credit is secured by the guarantees of several officers and directors and their spouses, which guarantees in turn are secured by the assets of the Company. As consideration for their guarantees, we granted these officers and directors, collectively, 450,000 shares of the Company's common stock valued at $169,000. In December 2001, this line of credit and the guarantees were renewed for three-month terms, and in April 2002, this line of credit and the guarantees were renewed for additional nine-month terms. As consideration for the extension of the guarantees, the Company will award the guarantors an as yet undetermined amount of stock and/or cash compensation, which will be amortized over the remaining term of the loan agreement. In March 2001, an additional 120-day credit facility of $250,000 was obtained from a bank with an interest rate equal to the bank's prime rate plus 1%. This facility is secured by the guarantees of a director and a company wholly-owned by the director, and was extended for additional terms in July 2001, September 2001, December 2001, and April 2002, with the most recent renewal being for a nine-month term. As consideration for the original and first renewal guarantees, we granted 168,750 shares of the Company's common stock, valued at $53,000, to the director's wholly-owned company. As consideration for subsequent extensions of the guarantees, the Company will award the guarantors an as yet undetermined amount of stock and/or cash compensation, which will be amortized over the remaining term of the loan agreement. As of April 9, 2002, borrowings of $1,238,000 were outstanding under the two lines of credit.

         In June 2001, we executed 60-day bridge loan facility agreements totaling $300,000 with two officers and directors and a company wholly-owned by a third director with an interest rate equal to the prime rate of The Huntington National Bank plus 3.5%. As consideration for the execution of the bridge loan facilities, we granted these officers and directors and the director's wholly-owned company, collectively, 135,000 shares of the Company's common stock valued at $30,000. As of April 9, 2002, these bridge loan facilities had expired and no borrowings were outstanding.

         In April 2001, we issued convertible debentures in an aggregate principal amount of $40,000 to three unrelated investors. The debentures mature in April 2006 and bear interest at a 4% annual rate. At the Company's option, interest on the debentures is payable in cash or common stock at maturity and the debentures are redeemable at any time for 125% of the outstanding principal amount plus unpaid interest. At the option of the holders, the debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received a warrant to purchase 8,000 shares of common stock at an exercise price of $0.468 with a fair value of $3,000. As of April 9, 2002, 625,000 shares of common stock had been issued upon the conversion of $21,000 of the principal and the payment of $1,000 of accrued interest on the debentures. At April 9, 2002, a principal amount of $19,000 was outstanding under the debentures, which was convertible into 1,035,083 shares of common stock.

         In June 2001, we issued a two-year, 8% $1,000,000 convertible note and a warrant to purchase 333,333 shares of common stock at an exercise price of $0.27 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. In March 2002, in conjunction with the issuance of an additional convertible note, the conversion price on $29,000 of the principal amount of the Note and the exercise price of the warrant were reduced to $0.005. Two officers and directors and a company wholly-owned by a third director pledged their beneficially owned holdings of the Company's common stock as security for the Company's registration obligations under a subscription agreement with the investor. As consideration for the pledge of their shares, we granted the officers and directors and the director's wholly-owned company an aggregate of 450,000 shares of the Company's common stock with a fair value of $99,000. As of April 9, 2002, 15,017,280 shares of common stock were issued upon the conversion of $711,000 of the principal and the payment of $35,000 of accrued interest on the note and the exercise of warrants to purchase 137,000 shares of common stock. At April 9, 2002, a principal amount of $289,000 was outstanding under the note, which was convertible into 16,149,560 shares of common stock.

         In August 2001, we issued a two-year, 8% $250,000 convertible note and a warrant to purchase 83,333 shares of common stock at an exercise price of $0.236 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1573 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. At April 9, 2002, a principal amount of $250,000 was outstanding under the note, which was convertible into 13,992,276 shares of common stock.

         In October 2001, we issued a two-year, 5% $250,000 convertible note and a warrant to purchase 83,333 shares of common stock at an exercise price of $0.123 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.08 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are required to remit all funds received from our customer accounts receivable to the investor to repay the note. In February 2002, we ceased remitting funds received from our customer accounts receivable and are presently not in compliance with that provision of the note. At April 9, 2002, a principal amount of $174,000 was outstanding under the note, which was convertible into 9,743,613 shares of common stock.

         In November 2001, we issued a two-year, 5% $136,000 convertible note and a warrant to purchase 45,333 shares of common stock at an exercise price of $0.224 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0813 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are required to remit all funds received from certain of our customer accounts receivable to the investor to repay the note. At April 9, 2002, a principal amount of $122,000 was outstanding under the note, which was convertible into 6,845,868 shares of common stock.

         In December 2001, we issued a two-year, 5% $200,000 convertible note and a warrant to purchase 66,666 shares of common stock at an exercise price of $0.101 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0660 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. At April 9, 2002, a principal amount of $200,000 was outstanding under the note, which was convertible into 11,193,821 shares of common stock.

         In March 2002, we issued a two-year, 5% $75,000 convertible note to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0216 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. At April 9, 2002, a principal amount of $75,000 was outstanding under the note, which was convertible into 4,197,682 shares of common stock.

         We presently do not have a sufficient number of authorized but unissued shares of common stock available to reserve for shares we may be required to issue upon the conversion of our outstanding convertible notes and debentures. In February and March 2002, the holder of six of our convertible notes waived its requirement that we reserve from our authorized but unissued shares of common stock that number of shares which would be necessary to enable the holder to convert each of its notes at the then applicable conversion price and the warrants at their then applicable exercise price except for those shares which are registered under our Registration Statement on Form SB-2 which was declared effective July 3, 2001 but remain unissued. This waiver was granted solely for the purpose of permitting us to issue shares of stock and/or stock options to new investors and to consultants and vendors. The waiver expires upon the earlier of (i) 90 days from the date of grant of the waiver, (ii) approval by our stockholders of an increase in the number of authorized shares of common stock, or (iii) a reverse split of our common stock, the effect of which (ii) or
(iii) would permit us to reserve the required number of shares of common stock. At April 9, 2002, 62,122,820 shares of common stock issuable upon the conversion of the six convertible notes are exempted from reservation as a result of this waiver.

         Although our license with IBC requires us to use reasonable efforts to expend up to $10,000,000 over five years to market licensed products in the territory, we believe that 100% of our expenditures will qualify to satisfy this commitment since we are purely a sales and marketing company whose products are primarily derived from the IBC formulations. We do not believe that incremental outlays beyond the level projected in our business and marketing plans will be needed solely to satisfy the IBC settlement commitment.

         At such time as governmental approvals are obtained that permit us to market additional preventative products utilizing similar formulations to the one used in our hand sanitizer and first-aid antiseptic, we expect to incur additional expenditures associated with the market development of these products. These cash outlays could include, but are not limited to, market testing, package design, advertising, point of sale displays, inventory purchases and a sales and marketing campaign. Our investment in working capital will also increase as we broaden our product line and obtain new customers. However, given the status of their regulatory approvals, we do not anticipate having any additional preventative products utilizing the IBC formulation available for sale in 2002. Also, should the FDA issue final regulations that are consistent with its current proposed regulations with respect to our hand sanitizer and first-aid antiseptic, we may experience an adverse effect on liquidity. Although we believe we would have twelve months to address any changes which may be necessary regarding the labeling of our hand sanitizer and first-aid antiseptic, the effort required to undertake the changes may cause our financial condition and results of operations to deteriorate and our business may ultimately fail.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS AND STOCKHOLDERS
EMPYREAN BIOSCIENCE, INC.

We have audited the accompanying balance sheets of Empyrean Bioscience, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empyrean Bioscience, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Empyrean Bioscience, Inc. will continue as a going concern. As shown in the financial statements, Empyrean Bioscience, Inc. incurred a net loss of $3,839,000 during the year ended December 31, 2001 and, as of that date, Empyrean Bioscience, Inc. has a deficit in stockholders' equity of $3,246,000. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about Empyrean Bioscience, Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                             /s/ GRANT THORNTON LLP

Cleveland, Ohio
April 9, 2002

                            EMPYREAN BIOSCIENCE, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   ---------

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $    106   $     34
   Accounts receivable, net of reserves of $23
     in 2001 and $0 in 2000                                       77         76
   Prepaid expenses and other                                     24        175
   Inventory, net of reserves of $51 in 2001
     and $87 in 2000                                             173        235
                                                            --------   --------
        Total current assets                                     380        520

LONG-TERM ASSETS:
Long-term deferred financing costs                               149         --
Equipment                                                         17         29
                                                            --------   --------
        Total assets                                        $    546   $    549
                                                            ========   ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                         $    767   $  1,273
   Accrued compensation                                          516        328
   Accrued sales promotion and advertising                        33        177
   Other accrued liabilities                                      84         75
   Deferred revenue                                               --        100
   Short-term debt                                             1,250        424
                                                            --------   --------
        Total current liabilities                              2,650      2,377

LONG-TERM LIABILITIES:
   Convertible notes and debentures, net of original
   issue discount of $49                                       1,142         --

STOCKHOLDERS' EQUITY (DEFICIT):
   Par value of common stock, authorized 90,000,000
     shares, $.0001 par value; issued and outstanding
     (2001: 57,054,402; 2000: 43,282,986)                          6          4
   Paid-in capital in excess of par value                     34,437     29,782
   Notes receivable from officers and directors               (2,235)        --
   Accumulated deficit                                       (35,454)   (31,614)
                                                            --------   --------
        Total stockholders' deficit                           (3,246)    (1,828)
                                                            --------   --------
        Total liabilities and stockholders' deficit         $    546   $    549
                                                            ========   ========


                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                           2001          2000
                                                        ---------      ---------

Net revenues                                             $    757      $    580
Cost of sales                                                 415           398
                                                         --------      --------
        Gross profit                                          342           182

Selling, general and administrative                         3,006         3,085
Royalty expense                                               170            80
Restructuring                                                  --           (59)
Litigation settlement                                        (371)        5,457
                                                         --------      --------
        Operating expenses                                  2,805         8,563
                                                         --------      --------
        Loss from operations                               (2,463)       (8,381)

Interest expense                                           (1,395)          (90)
Other, net                                                     19            12
                                                         --------      --------
        Other income - (expense)                           (1,376)          (78)
                                                         --------      --------
        Net loss                                         $ (3,839)     $ (8,459)
                                                         ========      ========
Basic and diluted loss per share                         $  (0.08)     $  (0.22)
                                                         ========      ========
Weighted average number of shares outstanding              50,601        37,702
                                                         ========      ========


                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                          NOTES
                                                                         PAID-IN        RECEIVABLE
                                                   COMMON STOCK         CAPITAL IN         FROM
                                              ---------------------     EXCESS OF        OFFICERS/      ACCUMULATED
                                              SHARES      PAR VALUE     PAR VALUE        DIRECTORS        DEFICIT          TOTAL
                                              ------      ---------     ---------        ---------        -------          -----
Balances, January 1, 2000                      31,522         $3        $ 21,491         $    --         $(23,156)        $(1,662)

Common stock issued for cash                    3,029          -           1,502              --               --           1,502
Stock options and warrants
   exercised for cash                             740          -             405              --               --             405
Common stock issued for royalties
   and trade payables                           1,782          -             760              --               --             760
Common stock issued for debt and
   services                                     1,210          -             542              --               --             542
Common stock issued for
   litigation settlement                        5,000          1           3,299              --               --           3,300
Fair value of options granted for
   litigation settlement                           --          -           1,595              --               --           1,595
Fair value of option and warrant
   grants                                          --          -             188              --               --             188
Net loss                                           --          -              --              --           (8,459)         (8,459)
                                              -------         --        --------         -------         --------         -------
Balances, December 31, 2000                    43,283         $4        $ 29,782         $    --         $(31,614)        $(1,828)

Common stock issued for cash                      169          -              61              --               --              61
Stock options and warrants
   exercised with notes                         4,845          1           2,385          (2,344)              --              42
Cancellation of shares and notes                 (219)         -            (109)            109               --              --
Common stock issued for services                1,678          -             450              --               --             450
Common stock issued upon
   conversion of principal and
   interest of convertible notes
   and debentures                               6,763          1             634              --               --             635
Fair value of option and warrant
   grants                                          --          -             319              --               --             319
Common stock issued for trade
   payables                                       335          -              75              --               --              75
Common stock issued for
   litigation settlement                          200          -              50              --               --              50
Intrinsic value of conversion
   options in convertible notes
   and debentures issued                           --          -             790              --               --             790
Net loss                                           --          -              --              --           (3,839)         (3,839)
                                              -------         --        --------         -------         --------         -------
Balances, December 31, 2001                    57,054         $6        $ 34,437         $(2,235)        $(35,454)        $(3,246)
                                              =======         ==        ========         =======         ========         =======

                 See accompanying notes to financial statements

                           EMPYREAN BIOSCIENCE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                             -----------------
                                                              2001      2000
                                                             -------   -------

Cash flows from operating activities:
  Net loss                                                   $(3,839)  $(8,459)
    Adjustments to reconcile net loss to net cash used
      in operating activities
        Depreciation                                              12        12
        Options and warrants issued for services                 210       188
        Intrinsic value of conversion options in
          convertible debt issued                                790        --
        Amortization of deferred financing costs and
          original issue discount                                469        21
        Issuance of common stock for litigation settlement        --     3,300
        Options issued for litigation settlement                  --     1,595
        Gain on litigation settlement                           (371)       --
        Issuance of common stock for services                    237        76
        Issuance of common stock for interest on
          convertible debt                                        34        --
        Exercise of options to purchase common stock by
          affiliates with loans from the Company at an
          interest rate less than market                          42        --
    Changes in operating assets and liabilities:
        Accounts receivable                                       (1)      (69)
        Prepaid expenses and other                                (2)       24
        Inventory                                                 62        53
        Accounts payable and accrued liabilities                  73       586
        Deferred revenue                                        (100)       --
                                                             -------   -------
    Net cash used by operating activities                     (2,384)   (2,673)
                                                             -------   -------
Cash flows from investing activities:
        Proceeds from sales of fixed assets                       --         7
        Purchase of fixed assets                                  --       (17)
                                                             -------   -------
    Net cash used by investing activities                         --       (10)
                                                             -------   -------
Cash flows from financing activities:
        Issuance of common stock                                  61     1,907
        Proceeds of short-term debt                              826       674
        Payment of short-term debt                                --      (150)
        Net proceeds of convertible notes and debentures       1,653        --
        Payments of convertible notes and debentures             (84)       --
                                                             -------   -------
    Net cash provided by financing activities                  2,456     2,431
                                                             -------   -------
Net increase (decrease) in cash and cash equivalents              72      (252)

Cash and cash equivalents at beginning of period                  34       286
                                                             -------   -------
Cash and cash equivalents at end of period                   $   106   $    34
                                                             =======   =======

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


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

     Revenue Recognition

     The Company recognizes product sales upon shipment and when collectability of the amount is probable. Consignment sales revenue is recognized when payment is received from the customer. Revenue from distribution rights agreements is recognized when the Company has performed all of its obligations under the agreement and the fee has been received or collectability is probable. In 2001, the Company terminated a distribution rights agreement with a former distributor and recognized deferred distribution rights revenue of $100 upon the termination. No transactions for the sale or licensing of distribution rights are currently in process.

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

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Inventory

     Inventory is recorded at the lower of average cost or market. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and records necessary provisions to reduce such inventories to their net realizable value.

     Equipment

     Equipment is stated at cost. Depreciation is provided from the dates the assets are placed in service using the straight-line method, based on the estimated useful lives of the assets (office and computer equipment, 3 - 5 years).

     Advertising

     The Company recognizes advertising expenses as they are incurred.

     Income Taxes

     The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Earnings (Loss) Per Share

     Loss per share has been calculated using the weighted average number of shares outstanding. A total of 29,497 and 13,062 options, warrants and shares issuable upon the conversion of debt for 2001 and 2000, respectively, have been excluded from the calculation of loss per share as their inclusion would be anti-dilutive.

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

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of an entity's financial instruments. These instruments consist of cash, cash equivalents, accounts receivable, accounts payable and short-term debt. The balance sheet carrying amounts of these instruments approximate the estimated fair values based on the short-term nature of such instruments.

     Convertible notes and debentures are carried at values that approximate their fair values because substantially all of these obligations have interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

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


NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years and has deficits in both working capital and stockholders' equity.

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

     The Company does not have existing capital resources or credit lines available that are sufficient to fund its operations and capital requirements as presently planned over the next twelve months. In November 2000, the Company entered into a one-year, $1,000 revolving line of credit from a bank, secured by the guarantees of several officers and directors and their spouses, which in turn are guaranteed by the assets of the Company. In December 2001 and April 2002, this line of credit was renewed for additional terms, with the April 2002 renewal being for a term of nine months.

     In March 2001, the Company obtained an additional 120-day, $250 line of credit from a bank, secured by the guarantee of a director and a company wholly-owned by the director. This line of credit has been renewed several times, with the most recent renewal in April 2002 for an additional nine-month term.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 2 - GOING CONCERN (CONTINUED)

     The Company is actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. In addition, the Company's ability to secure new equity financing is limited by an absence of authorized shares of common stock available for issuance. Stockholder approval to increase the number of authorized shares of common stock is required before any new equity financing can be raised. Given the generally difficult economic climate and the Company's history of losses, management believes that raising the additional equity or debt financing needed to fund ongoing operations will be difficult. The Company has engaged Gruntal & Co. LLC, an investment banking firm, to assist in pursuing a merger, strategic partnership, acquisition or a sale of a portion of all of the Company. Absent these alternatives or an infusion of working capital, it is unlikely that the Company will be able to continue its business.


NOTE 3 - EQUIPMENT

     Equipment is comprised of the following as of December 31:

                                                     2001        2000
                                                     ----        ----

          Office equipment and furniture             $ 65        $ 66
          Accumulated depreciation                    (48)        (37)
                                                     ----        ----
                                                     $ 17        $ 29
                                                     ====        ====


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

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 5 - SHORT-TERM DEBT

     In February 2000, the Company entered into promissory note agreements in the aggregate amount of $250 with various officers and directors. The promissory notes were due and payable nine months from the loan date and had a fixed interest rate of 10%, payable monthly. The Company also issued 125 options to purchase common stock to the promissory note holders, exercisable for ten years expiring January 31, 2010 at an exercise price of $0.50 per share. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model to be $60 and was recorded as interest expense. On February 23, 2000, promissory notes in the amount of $100 were converted into 200 shares of common stock in conjunction with the Company's private placement of securities. The remaining promissory note of $150 was paid in full in March 2000. No promissory notes were due and payable as of December 31, 2001.

     In November 2000, the Company entered into a one-year, $1,000 revolving line of credit with a bank, secured by the guarantees of several officers and directors of the Company and their spouses, which in turn are secured by the assets of the Company. In return for their guarantees, the Company granted these officers and directors, collectively, 450 shares of the Company's common stock with a fair value of $169, which was amortized over the term of the loan agreement. In December 2001, this line of credit and the guarantees were renewed for additional three-month terms, and in April 2002, this line of credit and the guarantees were renewed for additional nine-month terms. As consideration for the extension of the guarantees, the Company will award the guarantors an as yet undetermined amount of stock and/or cash compensation, which will be amortized over the remaining term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal the bank's prime rate plus 1/2%. As of December 31, 2001, borrowings of $1,000 were outstanding under the line of credit and the applicable interest rate was 5.25%.

     In March 2001, the Company obtained an additional 120-day, $250 line of credit from a bank, secured by the guarantees of a Company director and a company wholly-owned by the director. As consideration for the guarantees, the Company granted the director's wholly-owned company 113 shares of the Company's common stock with a fair value of $39, which was amortized over the term of the loan agreement. In July 2001, September 2001, December 2001, and April 2002, this bank line of credit and the guarantees were extended for additional terms with the April 2002 extension being for a nine-month term. As consideration for the extension of the guarantees in July 2001, the Company granted the director's wholly-owned company 56 shares of the Company's common stock with a fair value of $13, which was amortized over the term of the loan agreement. As consideration for subsequent extensions of the guarantees, the Company will award the guarantors an as yet undetermined amount of stock and/or cash compensation, which will be amortized over the remaining term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 1%. As of December 31, 2001, borrowings of $250 were outstanding under this line of credit and the applicable interest rate was 5.75%.

     In June 2001, the Company obtained 60-day bridge lines of credit totaling $300 from two officers and directors and a company wholly-owned by a third director. As consideration for the execution of the bridge loan facilities, the Company granted these officers and directors and the director's wholly-owned company an aggregate of 135 shares of the Company's common stock with a fair value of $30, which was amortized over the term of the loan facilities. The interest rate applicable to the bridge lines of credit was equal to the prime rate of a certain bank plus 3.5%. As of December 31, 2001, these bridge lines of credit had expired and no borrowings were outstanding.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 6 - CONVERTIBLE DEBT

     In April 2001, the Company issued convertible debentures in an aggregate principal amount of $40 to three unrelated investors. The debentures mature in April 2006 and bear interest at a 4% annual rate. At the Company's option, interest on the debentures is payable in cash or common stock at maturity and the debentures are redeemable at any time for 125% of the outstanding principal amount plus unpaid interest. At the option of the holders, the debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received a warrant to purchase 8 shares of common stock at an exercise price of $0.468 with a fair value of $3. Issuance expenses of $8 and the fair value of the warrant are being amortized over the term of the debentures. The intrinsic value of the embedded conversion option, valued at $18, was amortized over the three-month period prior to the date that the debentures were first exercisable. In the year ended December 31, 2001, 109 shares of common stock were issued upon the conversion of $8 of the principal of the note. At December 31, 2001, a principal amount of $32 was outstanding under the debentures, which was convertible into 556 shares of common stock.

     In June 2001, the Company issued a two-year, 8% $1,000 convertible note and a warrant to purchase 333 shares of common stock at an exercise price of $0.27 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Two officers and directors of the Company and a company wholly-owned by a third director pledged their beneficially owned holdings of the Company's common stock as security for the Company's registration obligations under a subscription agreement with the investor (which registration obligations were subsequently fulfilled). As consideration for the pledge of their shares, the Company granted the officers and directors and the director's wholly-owned company an aggregate of 450 shares of the Company's common stock with a fair value of $99. The share grants and other issuance expenses totaling $218 and the fair value of the warrant of $71 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $425, was expensed in the quarter in which the note was issued. In the year ended December 31, 2001, 6,654 shares of common stock were issued upon the conversion of $593 of the principal and the payment of $34 of accrued interest on the note. At December 31, 2001, a principal amount of $407 was outstanding under the note, which was convertible into 6,778 shares of common stock.

     In August 2001, the Company issued a two-year, 8% $250 convertible note and a warrant to purchase 83 shares of common stock at an exercise price of $0.236 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1573 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Issuance expenses totaling $31 and the fair value of the warrant of $13 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $49, was expensed in the quarter ended September 30, 2001. At December 31, 2001, the note was convertible into 4,167 shares of common stock.

     In October 2001, the Company issued a two-year, 5% $250 convertible note and a warrant to purchase 83 shares of common stock at an exercise price of $0.123 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor,

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 6 - CONVERTIBLE DEBT (CONTINUED)

     the note is convertible into common stock at a conversion price equal to the lower of $0.08 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are also required to use the proceeds of our customer accounts receivable to repay the note. Issuance expenses totaling $29 and the fair value of the warrant of $8 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $86, was expensed in the quarter ended December 31, 2001. During the year ended December 31, 2001, the Company repaid a principal amount of $70 through the remittance of customer accounts receivable collected. At December 31, 2001, a principal amount of $180 was outstanding under the note, which was convertible into 2,993 shares of common stock.

     In November 2001, the Company issued a two-year, 5% $136 convertible note and a warrant to purchase 45 shares of common stock at an exercise price of $0.224 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0813 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are also required to use the proceeds of certain customer accounts receivable to repay the note. Issuance expenses totaling $16 and the fair value of the warrant of $7 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $155, was expensed in the quarter ended December 31, 2001. During the year ended December 31, 2001, the Company repaid a principal amount of $14 through the remittance of customer accounts receivable collected. At December 31, 2001, a principal amount of $122 was outstanding under the note, which was convertible into 2,044 shares of common stock.

     In December 2001, the Company issued a two-year, 5% $200 convertible note and a warrant to purchase 67 shares of common stock at an exercise price of $0.101 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0660 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Issuance expenses totaling $22 and the fair value of the warrant of $5 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $57, was expensed in the quarter ended December 31, 2001. At December 31, 2001, a principal amount of $200 was outstanding under the note, which was convertible into 3,333 shares of common stock.

     The shares issuable upon the conversion of the notes and debentures were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.


NOTE 7 - STOCKHOLDERS' EQUITY

     The Company's authorized preferred stock consists of 10,000 shares, $0.0001 par value. No preferred stock has been issued.

     On February 23, 2000, the Company completed a private placement of 6,151 shares of common stock that generated gross proceeds of $3,076. Of this amount, cash proceeds of $750 and $1,452 were received in the fourth quarter of 1999 and the first quarter of 2000, respectively, and $874 resulted from the conversion of promissory notes and royalties payable to common stock.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

     The Company's 1998 Stock Plan, as amended by stockholder approval, provides that up to 8,000 stock options may be granted to employees, board members and persons providing services to the Company. At December 31, 2001, options to purchase approximately 1,694 shares of common stock were available for grant. The stock options generally expire ten years after the grant date. The stock options are exercisable during involvement with the Company and after involvement has ceased, if the Board of Directors so approve. The exercise price of the options is not less than the fair market value of the Company's stock on the date of the grant. Accordingly, no compensation cost has generally been recognized for grants from the plan to employees and directors. Had compensation cost for the option grants been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                   2001          2000
                                                   ----          ----
          Net loss
             As reported                         $ (3,839)    $ (8,459)
             Pro forma                             (4,799)      (8,703)

          Basic and diluted loss per share
             As reported                         $  (0.08)    $  (0.22)
             Pro forma                              (0.09)       (0.23)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of 0%; a risk-free interest rate of 4% in 2001 and 6% in 2000, expected lives of 2 years, and volatility of 150% in 2001 and 119% in 2000.

     The Company's 1997 Stock Option Plan provided for up to 3,856 stock options to be granted to employees, board members and persons providing services to the Company. No options were issued under the plan subsequent to the adoption of the 1998 Stock Plan. Options granted under the plan remain outstanding according to their terms.

     In addition to the employee stock option plans, the Company may issue stock options to consultants and others for services. These options are accounted for using the fair value method of SFAS No. 123 "Stock-Based Compensation".

     A summary of the status of the Company's stock options as of December 31, 2001 and 2000, and changes during the years ended on those dates is presented below:

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 7 - STOCKHOLDERS' EQUITY (CONTINUED)

                                                       2001                              2000
                                           ------------------------------    ------------------------------
                                                              WEIGHTED                          WEIGHTED
                                                              AVERAGE                           AVERAGE
                                                              EXERCISE                          EXERCISE
                                               SHARES          PRICE            SHARES           PRICE
                                           -------------    -------------    -------------    -------------
Outstanding at beginning of year              9,574,000        $  0.63         6,633,000         $  0.66
Granted                                       3,038,000           0.40         3,430,000            0.74
Exercised                                    (3,921,000)          0.47          (285,000)           0.54
Expired                                      (1,565,000)          0.69          (204,000)           0.78
                                             ----------                        ---------
Outstanding at end of year                    7,126,000           0.61         9,574,000            0.63
                                             ==========                        =========
Weighted-average fair value of
   options granted during the year                             $  0.30                           $  0.61


The following table summarizes information concerning options outstanding at December 31, 2001:

                                       OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                        --------------------------------------------------    --------------------------------
                                             WEIGHTED
                                             AVERAGE           WEIGHTED                            WEIGHTED
                                             REMAINING          AVERAGE                            AVERAGE
        EXERCISE            NUMBER          CONTRACTUAL        EXERCISE           NUMBER           EXERCISE
         PRICE            OUTSTANDING       LIFE (YEARS)         PRICE          EXERCISABLE         PRICE
---------------------   ---------------   ---------------   --------------    --------------    --------------
      $0.24 - 0.41        3,120,000            7.2            $  0.38            814,000           $  0.34
       0.45 - 0.66        1,080,000            3.5               0.58            903,000              0.57
       0.83 - 0.95        2,926,000            6.6               0.86          2,926,000              0.86
                          ---------                                            ---------
                          7,126,000                           $  0.61          4,643,000           $  0.71
                          =========                                            =========

     The Company generally has issued warrants for the purchase of common stock with the issuance of common stock for cash, except for shares issued upon exercise of options or warrants. The Company has also issued warrants in conjunction with issuances of convertible debt. The following table summarizes the warrant activity for the years then ended December 31, 2001 and 2000:

                                                                2001                                2000
                                                  ---------------------------------   ---------------------------------
                                                                        WEIGHTED                            WEIGHTED
                                                                        AVERAGE                             AVERAGE
                                                                        EXERCISE                            EXERCISE
                                                      WARRANTS           PRICE            WARRANTS           PRICE
                                                  ---------------    --------------   ----------------   --------------
Outstanding at beginning of year                      3,488,000         $  0.68           2,405,000         $ 0.67
   Issued                                               870,000            0.21           1,538,000           0.50
   Exercised                                           (924,000)           0.54            (455,000)          0.55
   Expired                                           (1,295,000)           0.94                   -               -
                                                  --------------                      -------------
Outstanding at end of year                            2,139,000         $  0.14           3,488,000         $ 0.68
                                                  =============                       =============

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 8 - INCOME TAXES

     Deferred tax assets consist of the following at December 31:

                                                       2001            2000
                                                     ---------       ---------

Net operating loss and tax credit carryforwards      $  13,551       $  11,711
Intangible asset - tax basis                                35             342
Other                                                       16              17
                                                     ---------       ---------
                                                        13,602          12,047
Less valuation allowance                               (13,602)        (12,047)
                                                     ---------       ---------
                                                     $       -       $       -
                                                     =========       =========

     The increase in the valuation allowance was $1,555 in 2001 and $3,319 in 2000.

     Cumulative net operating losses of approximately $34,498 in 2001 are being carried forward for Federal income tax purposes. The carryforwards expire in various years from 2007 - 2021. The utilization of the net operating losses may be subject to limitations contained in the Internal Revenue Code.

     The following is a reconciliation between the federal statutory rate and the Company's effective income tax rate:

                                                            2001     2000
                                                            ----     ----

        Tax benefit at statutory federal income tax rate     34%      34%
        State tax rate, net of federal benefit                5        5
        Change in valuation allowance                       (39)     (39)
                                                            ---      ---
        Effective income tax rate                             0%       0%
                                                            ===      ===


NOTE 9 - LEASES

     The Company conducts its business primarily in leased facilities. On February 1, 2000, the Company entered into a two-year commercial lease for 2,000 square feet at its current facility in Cleveland, Ohio. This lease was renewed for an additional one-year term in February 2002.

     The Company also leases certain office equipment.

     The schedule of minimum future rental payments under all operating leases follows:

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 9 - LEASES (CONTINUED)


                                     FUTURE
                                     MINIMUM
             YEAR ENDING             RENTAL
             DECEMBER 31,           PAYMENTS
          ------------------     --------------
                 2002                   33
                 2003                   10
                 2004                    4
                 2005                    -
                 2006                    -
                                   -------
                                   $    47

     Total rent expense, net of sublease income received, was $35 and $33 for the years ended December 31, 2001 and 2000, respectively.


NOTE 10 - LICENSES AND ROYALTIES

     The Company entered into an agreement on August 9, 2000 with International Bioscience Corporation (IBC), whereby the Company obtained the exclusive marketing and distribution rights in the United States for a 10-year period to a microbicide formulation developed by IBC. The formulation prevents the transmission of infectious diseases through bodily contact. The license agreement provides for royalty payments equal to 5% of net sales of the licensed products in the United States with no annual minimum royalty payment. Rights to the IBC formulation in Brazil are retained by IBC. IBC will pay a royalty of 5% of net sales of the IBC products in Brazil to the Company. Rights to the IBC formulation outside of the United States and Brazil are licensed to a joint venture company owned 50/50 by Empyrean and IBC. No royalty payments are required to be paid by the joint venture to IBC or the Company under the terms of the joint venture agreement.

     The Company's license of the marketing and distribution rights to the IBC formulation is subject to litigation (see Note 16).

     In 1998, the Company obtained license distribution and manufacturing rights from third parties related to the IBC products. In consideration for these rights, the Company paid $50 in cash and issued 325 shares of common stock valued at $223. The Company is required to pay a royalty equal to 5% of the net revenues of certain products that contain the IBC formulation in lotion form or derivative hand or body lotion-type products.

     In 1999, the Company purchased the distribution rights from a third party to sell the IBC products in Canada. In consideration for these rights, the Company issued 100 shares of common stock valued at $70 and is required to pay a royalty equal to 5% of its net sales in Canada for certain products that contain the IBC formulation.

     On October 1, 1999, the Company entered into separate non-exclusive license agreements with Sunbeam Corporation and The Coleman Company, Inc. They allowed the Company to use the Sunbeam(TM) and

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 10 - LICENSES AND ROYALTIES (CONTINUED)

     Coleman(R) trademarks in connection with the sale and distribution, throughout the United States and Canada, of certain of its products, including our hand sanitizer and first aid antiseptic, sanitizing wet wipes, disinfectant surface spray and sanitizing baby wipes. The licenses were to expire on December 31, 2002 and could have been renewed until December 31, 2005 if the Company met the renewal terms under the agreement. For the period October 1, 1999 through December 31, 2000, the Company was required to pay royalties ranging from 5%-6% of net sales of licensed products sold subject to minimum royalty payments of $45. For the period January 1, 2001 through December 31, 2002 the Company was required to pay 7% of net sales subject to minimum royalties of $110 in 2001 and $220 in 2002.

     In April 2001, at the Company's request, the license agreement with Sunbeam was terminated effective December 31, 2000. The Company had made no product sales using the Sunbeam(TM) trademark since the acquisition of the licensing rights in October 1999. Concurrent with the termination of the license agreement with Sunbeam, the Company's license agreement with The Coleman Company, Inc., which is wholly-owned by Sunbeam Corporation, was amended to increase the annual minimum royalties related to the Company's use of the Coleman(R) trademark in the sale and distribution of its products to $110 and $220 in 2001 and 2002, respectively. No other terms of the agreement were amended. The minimum royalties under the amended license agreement with The Coleman Company, Inc. were equal to the combined minimum royalties under the original agreements with Sunbeam Corporation and The Coleman Company, Inc.

     In December 2001, the Company filed a complaint against The Coleman Company, Inc. in the United States District Court for the Northern District of Ohio, Eastern Division, to recover damages caused by Coleman's actions in disparaging the Company's business and tortiously interfering with its current and prospective business relationships and contracts. In its complaint, the Company alleges that Coleman has attempted to take business away from it by directly approaching its customers, making false statements about the Company and the status of its license, and offering to sell directly to those customers, bypassing the Company. In addition, the complaint alleges that Coleman and its agents have unreasonably delayed in providing approvals to the Company for packaging and labeling associated with the products for the 2002 sales program. In light of the damages the Company incurred as a result of Coleman's actions, the Company withheld the final payment of the annual minimum royalties for 2001. In response, Coleman served notice to the Company in January 2002 that the license agreement was being terminated as a result of failure to timely pay the annual minimum royalties. The Company has halted all sales of Coleman(R) branded products while litigation continues (see Note 16).


NOTE 11 - RELATED PARTY TRANSACTIONS

     The Company reimburses a company controlled by a current director who was appointed in August 1999 for expenses incurred on behalf of the Company principally for travel and travel-related expenses of Company directors and officers. The expenses eligible for reimbursement totaled $0 and $76 in 2001 and 2000, respectively.

     During 2001, the Company made non-recourse loans totaling $2,344 to six officers and directors for the exercise of options and warrants to purchase 4,845 shares of common stock. The loans bear interest at rates of 5.48% or 5.78%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006. During 2001, three officers and directors surrendered 219 shares of common stock in full satisfaction of maturing loans totaling $109 principal amount.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 12 - REVENUES

     Net revenues are comprised of the following for the year ending December
     31:

                                                    2001          2000
                                                    ----          ----
          Product sales                             $657          $580
          Distribution rights                        100            --
                                                    ----          ----
          Net revenues                              $757          $580
                                                    ====          ====


     Three customers comprised 53% of total product sales in the year ended December 31, 2001. One customer comprised 56% of total product sales in the year ended December 31, 2000.


NOTE 13 - RESTRUCTURING CHARGES

     The Company recorded a restructuring charge of $345 in 1999 consisting of involuntary termination benefits of $263 and other related reorganization costs of $82. This charge resulted from a business reorganization approved by the Board of Directors in December 1999 that included a facility closure, relocation of the corporate headquarters into a more cost effective location, severance costs for two Arizona based personnel and the write down of abandoned fixed assets to estimated fair value less cost to sell. As of December 31, 2000, reorganization costs of $286, constituting all the reorganization costs, had been paid and $59 of the charge was credited to income in 2000.


NOTE 14 - LITIGATION SETTLEMENT

     In April 2000, the Company filed suit in the U.S. District Court for the Southern District of Florida against IBC alleging breach and default on its exclusive license agreement with us. The Company announced the resolution of all legal disputes with IBC in August 2000. Under the terms of the settlement, Empyrean retains the rights to licensed products in the United States, IBC retains the rights to licensed products in Brazil, and a 50/50 joint venture company formed by Empyrean and IBC obtains rights to licensed products in the rest of the world. The Company intends to account for the joint venture under the equity method of accounting. Empyrean is obligated to use IBC's GEDA(R) trademark on all its products. IBC has the right to use Empyrean's Preventx(R) trademark on its products. In addition, the settlement includes a new product license agreement between Empyrean and IBC that increases the royalty rate from 2% of net sales to 5% of net sales in the United States beginning August 9, 2000 but eliminates the minimum royalties called for under the prior license agreement beginning January 1, 2000. Empyrean will also receive a 5% royalty on IBC's net sales in Brazil. Additionally, IBC has agreed to expend up to $10,000, if necessary, for future clinical trials for a microbicidal contraceptive gel and Empyrean has agreed to expend up to $10,000, if necessary, in the future to market the licensed products.

     In conjunction with this settlement, the Company issued 5,000 shares of common stock and granted 2,226 options to purchase common stock to IBC at an exercise price of $0.83 per share. The market value of the common stock issued was $3,300 and the fair value of the options on the date of grant equaled $1,417. In addition, the Company incurred $562 of legal and other expenses related to the suit and its settlement and awarded stock options with a fair value of $178 to a director for his role in negotiating the settlement.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 14 - LITIGATION SETTLEMENT (CONTINUED)

     These amounts, totaling $5,457, were expensed as litigation settlement expense. In addition, an accrual for minimum royalties to IBC of $358 that was established in the first and second quarters of 2000 was reversed in the third quarter as a result of the elimination of minimum royalties retroactive to January 1, 2000.

     The Company was a defendant in an action that was filed by Integrated Commercialization Solutions, Inc. ("ICS") on November 14, 2000 in the United States District Court, Central District of California, Southern Division. The action alleged that the Company breached a contract and sought damages of at least $445 plus interest and attorneys fees. During June 2001, the Company entered into a settlement agreement and mutual release with ICS and the Company agreed to pay ICS $24 in twelve equal monthly installments of $2 each plus 200 shares of Empyrean common stock valued at $50. A dismissal entry was filed with the court on June 22, 2001. The Company recognized a gain of $371 upon the settlement of the lawsuit at a cost lower than the amount accrued in the quarter ended June 30, 2001.


NOTE 15 - CASH FLOW STATEMENT

     During 2001, the Company entered into the following non-cash transactions:

     - The Company issued 1,677 shares of common stock, valued at $450, to various consultants, employees and other parties as compensation for services, loan and performance guarantees, and lines of credit provided to the Company.
     - The Company issued 6,763 shares of common stock to four investors upon the conversion of $601 of the principal of, and the payment of $34 of accrued interest on, convertible notes and debentures.
     - The Company granted options to purchase 482 shares of common stock, valued at $176, to various consultants and other parties in compensation for services provided to the Company and warrants to purchase 870 shares of common stock, valued at $142, to a lender and a placement agent in conjunction with the issuance of six convertible debt instruments and a consultant as compensation for services.
     - The Company issued 335 shares of common stock, valued at $75, to three vendors for the conversion of trade accounts payable to common stock.
     - The Company issued 200 shares of common stock, valued at $50, to a former vendor as part of the settlement of litigation.
     - The Company recognized $42 of expense related to the exercise of options to purchase common stock by two directors with loans from the Company at an interest rate less than a market rate.
     - The Company recognized $790 of interest expense related to the intrinsic value of conversion options embedded in six convertible debt instruments issued.

     During 2000, the Company entered into the following non-cash transactions:

     - The Company issued 5,000 shares of common stock, valued at $3,300, and granted 2,226 options to purchase common stock, valued at $1,417, to IBC in conjunction with the resolution of all legal claims between the two companies and the establishment of a new 50/50 joint venture by the two companies. The Company also granted 250 options to purchase common stock, valued at $178, to a director for his role in negotiating the settlement with IBC.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 15 - CASH FLOW STATEMENT (CONTINUED)

     - The Company issued 596 shares of common stock, valued at $298, to various parties for the conversion of promissory notes to common stock.

     - The Company issued 1,782 shares of common stock, valued at $760, to various parties for the conversion of royalties and trade accounts payable by the Company to common stock.

     - The Company issued 584 shares of common stock, valued at $244, and granted 408 options to purchase common stock, valued at $160, to various consultants and other parties in compensation for services and loan guarantees provided to the Company. An additional $28 of expense was incurred related to the modification of certain outstanding stock options.


NOTE 16 - LITIGATION

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

     The Company is also a defendant in an action that was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This state court action alleges that the Company tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that the Company induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against the Company. In two separate actions that have now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury, and IBC sued various individuals of Optima and/or Mercury for fraudulent inducement and civil theft. Optima and Mercury also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with the Company. The state court action was informally abated while the parties pursued their remedies in the federal action. Since the federal court action has been dismissed, it is likely that the state court action will resume. If the Company is not successful in the state court action, it could lose the right to market, sell or manufacture its hand sanitizer and first-aid antiseptic lotion and towelette products and other products currently under development. Should any court judgment

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 16 - LITIGATION (CONTINUED)

     be entered precluding the Company's rights to the products, IBC has agreed as part of the overall litigation settlement to secure its obligations to the Company by granting it the highest priority perfected security interest IBC is permitted to assign in IBC's rights in commercializing the products in the United States.

     The Company was also a defendant in an action that was filed by Integrated Commercialization Solutions, Inc. ("ICS") on November 14, 2000 in the United States District Court, Central District of California, Southern Division. The action alleged that the Company breached a contract and sought damages of at least $445 plus interest and attorneys fees. During June 2001, the Company entered into a settlement agreement and mutual release with ICS and the Company agreed to pay ICS $24 in twelve equal monthly installments of $2 each plus 200 shares of Empyrean common stock valued at $50. A dismissal entry was filed with the court on June 22, 2001. The Company recognized a gain of $371 upon the settlement of the lawsuit at a cost lower than the amount accrued in the quarter ended June 30, 2001.

     The Company is also a defendant in an action that was filed by Kaye, Scholer LLP, the Company's former legal counsel, on October 24, 2001 in the Supreme Court of the State of New York, County of New York. The action alleges that the Company breached a contract and seeks damages of approximately $93 plus interest and attorneys fees. The Company believes the suit is without merit and is defending itself vigorously.

     The Company is the plaintiff in an action that was filed against The Coleman Company, Inc. on December 27, 2001 in the United States District Court, Northern District of Ohio, Eastern Division to recover damages in an unspecified amount caused by Coleman's actions in disparaging the Company's business and tortiously interfering with its current and prospective business relationships and contracts. In its complaint, the Company alleges that Coleman has attempted to take business away from the Company by directly approaching its customers, making false statements about it and the status of its license, and offering to sell directly to those customers, bypassing the Company. In addition, the complaint alleges that Coleman and its agents have unreasonably delayed in providing approvals to the Company for packaging and labeling associated with the products for the 2002 sales program. In light of the damages the Company incurred as a result of Coleman's actions, the Company withheld final payment of the annual minimum royalty for 2001. In response, Coleman served notice to the Company in January 2002 that the license agreement was being terminated and the Company has halted sales of Coleman(R) branded product. Coleman has filed a motion to dismiss the Company's complaint, which has not yet been ruled upon by the court. In addition, in March 2002, Coleman filed a complaint against the Company in District Court, The Eighteenth Judicial District, Sedgwick County, Kansas, Civil Department, seeking payment of the remaining annual minimum royalty for 2001 and claiming damage to its business relations resulting from alleged false and injurious statements made by the Company to others regarding Coleman.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 9. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         To our knowledge, all reports required to be filed by Section 16(a) were timely made.

                DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

         The following table sets forth the names of all of our current directors and executive officers as of March 26, 2002, with each position and office held by them and their periods of service in the capacities listed.

                                                                                       YEAR FIRST
                                                                                       ELECTED OR        YEAR TERM
          NAME                    AGE         POSITION WITH THE COMPANY                 APPOINTED         EXPIRES
          ----                    ---         -------------------------                 ---------         -------
Lawrence D. Bain                   52    Chairman of the Board of Directors                1999             2003
Richard C. Adamany                 49    President and Chief Executive Officer             1999             2004
                                         and Director
Bennett S. Rubin                   44    Executive Vice President, Chief                   1999             2004
                                         Operating Officer, Secretary and
                                         Director
Robert G.J. Burg, II               45    Director                                          1998             2002
Michael Cicak                      66    Director                                          1999             2002
Andrew J. Fishleder, M.D.          49    Director                                          1998             2003
Brenda K. Brown                    41    Vice President and Chief Financial                2000               --
                                         Officer


         Starting with the election of directors by stockholders on March 20, 2001, the Board of Directors was divided into three classes with each director serving a three-year term after the initial term. Stockholders will elect the directors of each Class for three-year terms at the appropriate annual meetings of stockholders.

         Mr. Bain was appointed a director on August 6, 1999 and became Chairman of the Board on January 1, 2000. His current term will expire in 2003. Mr. Bain has served as a Senior Vice President in the investment banking division of Stifel, Nicolaus & Company, Incorporated since 1999. From 1995 to 1999, Mr. Bain was a Managing Director with Everen Securities. Mr. Bain also wholly owns Uptic Investment Corp., which provides financial advisory services. He currently serves as a trustee for Cleveland's Leprechaun Society charity.

         Mr. Adamany was appointed Executive Vice President, Chief Operating Officer and Chief Financial Officer on September 7, 1999 and was promoted to President, Chief Executive Officer and Chief Financial Officer on January 1, 2000 and was elected a director on March 20, 2001. On August 1, 2000, Mr. Adamany relinquished the title of Chief Financial Officer upon the appointment of Brenda K. Brown to that position. His current term will expire in 2004. Prior to joining Empyrean, Mr. Adamany was a 50% owner of Premier Enterprise Partners, LLC, a company formed to acquire, operate and grow companies pursuing long-term capital gains. Mr. Adamany was Executive Vice President and Chief Operating Officer of Advanced Lighting Technologies from 1997 to 1998. From 1992 to 1996, Mr. Adamany was Senior Vice President, Treasurer and Chief Financial Officer of Health O Meter Products Inc., which acquired Mr. Coffee, Inc. where he held the same position.

         Mr. Rubin was appointed Executive Vice President and Chief Marketing Officer and Secretary on September 7, 1999 and was promoted to Executive Vice President, Chief Operating Officer and Secretary on January 1, 2000 and was elected a director on March 20, 2001. His current term will expire in 2004. Prior to joining Empyrean, Mr. Rubin was a 50% owner of Premier Enterprise Partners, LLC, a company formed to acquire, operate and grow companies pursuing long-term capital gains. During 1998, Mr. Rubin was Senior Vice President, Sales of Advanced Lighting Technologies, Inc. From 1995 to 1998, Mr. Rubin held several senior management positions at Invacare Corporation, including Vice President, Marketing and Marketing Services. From 1989 to 1995, Mr. Rubin was Vice President of Sales and Marketing of The Genie Company and its successor, Overhead Door Corporation.

         Mr. Burg was appointed a director of the Company on November 20, 1998. His current term will expire in 2002. Mr. Burg is currently the owner of a National Sales Group representing products sold and distributed in the golf industry. From 2000 through October 2001, Mr. Burg was the President and Chief Executive Officer of SwimEx, a manufacturer of hydrotherapy pools designed for rehabilitation and sports specific training. From 1998 to 1999, Mr. Burg was the President of Profile Sports, a golf networking company. Between 1990 and 1998, Mr. Burg was employed by Royal Grip, Inc./Roxxi Caps, which manufactures and distributes golf grips and sports headwear, and was its President between 1995 and 1998. Between June 1998 and 1999, Mr. Burg was a director of Royal Precision, Inc., which manufactures and distributes golf grips.

         Mr. Cicak was appointed a director of the Company on May 26, 1999. His current term will expire in 2002. Mr. Cicak is currently the President and a director of McMaster Motor Inc., a private company, and was the President of Solar Cells, Inc., a private holding company, from 1996 to 2000. He is currently a member of the Board of Trustees of the University of Findlay in Ohio and serves on several Boards including those of First Solar, LLC, Autom, Solar Cells, Inc., Frazer-Nash Research Ltd., Electro-Storm, and Totalink.

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

         Ms. Brown was appointed Vice President and Chief Financial Officer on August 1, 2000. Prior to joining Empyrean, Ms. Brown was Vice President and Controller of Republic Technologies International LLC from 1998 to 1999 and held various financial positions with TRW Inc. from 1984 to 1998.

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

BOARD COMMITTEES

         The Board of Directors has an Audit Committee and a Compensation Committee. The Compensation Committee met five times in 2001. The Audit Committee met four times in 2001. The Audit Committee is responsible for, among other things, evaluating the Company's accounting principles and its system of internal accounting controls. The Compensation Committee acts on matters related to the compensation of directors, senior management and key employees.

DIRECTOR COMPENSATION

         Non-employee directors receive:

         - a quarterly retainer of $2,500, plus $500 per committee meeting attended to be issued quarterly in the form of cash or common stock at the prevailing market rate, or deferred in accordance with a deferred compensation plan;

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

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                              ANNUAL COMPENSATION                      COMPENSATION AWARDS
                                              -------------------                      -------------------
                                                                                        SECURITIES UNDER
   NAME AND PRINCIPAL                                                OTHER ANNUAL     OPTIONS GRANTED/SARS       ALL OTHER
        POSITION             YEAR      SALARY($)  BONUS($)(2)      COMPENSATION ($)        GRANTED (#)        COMPENSATION ($)
        --------             ----      ---------  -----------      ----------------        -----------        ----------------
Richard C. Adamany           2001       $215,000     $132,500             --                1,100,000                --
President and Chief          2000        180,000       90,000             --                   --                    --
Executive Officer            1999         49,039        --                --                1,500,000                --

Bennett S. Rubin             2001       $205,000     $127,500             --                1,100,000                --
Executive Vice               2000        170,000       85,000             --                   --                    --
President, Chief             1999         49,039        --                --                1,500,000                --
Operating Officer
and Secretary

Brenda K. Brown              2001       $113,250     $22,650              --                 131,250                 --
Vice President and           2000         43,212       10,500             --                 125,000                 --
Chief Financial
Officer (1)


(1) Ms. Brown joined Empyrean in August 2000 and therefore no compensation information for 1999 is reported.
(2) In 2001, Messrs. Adamany and Rubin each received a $25,000 bonus payment upon the closing of a financing transaction. In 2001, Ms. Brown received an award of 17,073 shares of the Company's common stock and a cash payment of $3,500 in payment of bonus amounts earned in 2000. Bonuses earned in 2000 by Messrs. Adamany and Rubin have not yet been paid. Other bonuses earned by officers in 2001 have not yet been paid.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                  NUMBER OF         PERCENT OF TOTAL
                                  SECURITIES          OPTIONS/SARS
                                  UNDERLYING           GRANTED TO            EXERCISE OR
                                 OPTIONS/SARS         EMPLOYEES IN           BASE PRICE
        NAME                       GRANTED #           FISCAL YEAR            ($/SHARE)       EXPIRATION DATE
        ----                       ---------           -----------            ---------       ---------------
Richard C. Adamany                 1,100,000              43.0%                $0.41          January 30, 2011
Bennett S. Rubin                   1,100,000              43.0%                 0.41          January 30, 2011
Brenda K. Brown                       31,250               1.2%                 0.41          January 30, 2011
Brenda K. Brown                      100,000               3.9%                 0.25          June 24, 2011

We have never issued stock appreciation rights.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                          NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED                  IN-THE-MONEY
                              SHARES                          OPTIONS/SARS                       OPTIONS/SARS
                            ACQUIRED ON     VALUE          AT FISCAL YEAR-END                 AT FISCAL YEAR-END
          NAME               EXERCISE     REALIZED      EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
          ----               --------     --------      -------------------------         -------------------------
Richard C. Adamany           1,600,000       --               --/1,000,000                          --/--
Bennett S. Rubin             1,600,000       --               --/1,000,000                          --/--
Brenda K. Brown               46,875         --              40,625/168,750                         --/--


EMPLOYMENT AGREEMENTS

         Richard C. Adamany, the Company's President and Chief Executive Officer works under an employment agreement effective as of September 7, 1999. The stockholders of the Company elected Mr. Adamany as a director in March 2001. Mr. Adamany earned an annualized base salary of $150,000 until December 31, 1999. His annual base salary increased to $180,000 on January 1, 2000 and to $215,000 on January 1, 2001. Mr. Adamany is entitled to participate in an incentive compensation program. If Mr. Adamany is terminated without cause, or, at Mr. Adamany's option, if the Company fails to pay Mr. Adamany's compensation when due, the Company is obligated to provide Mr. Adamany twenty-four months of severance pay, a pro rata portion of his annual bonus and accelerated vesting of options. Mr. Adamany has the option upon termination of accepting a lump sum payment for severance pay, calculated by discounting the stream of payments owed to him using a discount rate of 15%. Mr. Adamany's bonus will be payable no later than ninety days following the close of the fiscal year that he is terminated. Mr. Adamany will also receive a lump sum payment equal to three times his annual compensation for any termination without cause resulting from a change in control of the Company. Mr. Adamany's agreement also contains confidentiality and non-compete covenants. The Company has agreed to indemnify Mr. Adamany for actions taken by him as an officer or director of the Company and this indemnification will survive his termination. We have agreed to continue liability insurance until five years following Mr. Adamany's termination with us.

         In addition, under his employment agreement, Mr. Adamany was granted options to purchase 1.5 million shares of the Company's common stock at an exercise price equal to the fair market value on December 8, 1999. The first option to purchase 50,000 shares of the Company's common stock vested upon execution of the employment agreement. Options to purchase 90,000 shares of the Company's common stock each vested on the last day of each of the second, third, fifth and sixth months following the execution of the employment agreement. Options to purchase 20,000 and 70,000 shares of the Company's common stock vested on the last day of the fourth month and the first day of the fifth month, respectively. The remaining options vested in January 2001 based on the performance of Mr. Adamany and the Company as evaluated by the Board. Mr. Adamany was granted options to purchase 1.1 million shares of the Company's common stock at an exercise price equal to the fair market value of such common stock on January 31, 2001. The first option to purchase 100,000 shares of the Company's common stock vested on the date of grant. Options to purchase 100,000 shares of the Company's common stock each vest annually on January 30, 2002 through January 30, 2005. Finally, options to purchase 600,000 shares of the Company's common stock vest on January 30, 2006. All unvested options are subject to accelerated vesting based on Mr. Adamany's performance as evaluated by the Board. Mr. Adamany's employment agreement provides that options granted to other members of management will vest upon the same performance criteria as the criteria for Mr. Adamany.

         Bennett S. Rubin, the Company's Executive Vice President and Chief Operating Officer, works under an employment agreement effective as of September 7, 1999. The stockholders elected Mr. Rubin as a director of the Company in March 2001. Mr. Rubin earned an annualized base salary of $150,000 until December 31, 1999. His annual base salary increased to $170,000 on January 1, 2000 and to $205,000 on January 1, 2001. Mr. Rubin is entitled to participate in an incentive compensation program. If Mr. Rubin is terminated without cause, or, at Mr. Rubin's option, if the Company fails to pay Mr. Rubin's compensation when due, the Company is obligated to provide Mr. Rubin twenty-four months of severance pay, and a pro rata portion of his annual bonus and accelerated vesting of options. Mr. Rubin has the option upon termination of accepting a lump sum payment for severance pay, calculated by discounting the stream of payments owed to him using a discount rate of 15%. Mr. Rubin will also receive a lump sum payment equal to three times his annual compensation for any termination without cause resulting from a change in control of the Company. Mr. Rubin's bonus will be payable no later than ninety days following the close of the fiscal year that he is terminated. Mr. Rubin's agreement also contains confidentiality and non-compete covenants. The Company has agreed to indemnify Mr. Rubin for actions taken by him as an officer or director of the Company and this indemnification will survive his termination. We have agreed to continue liability insurance until five years following Mr. Rubin's termination of employment.

         In addition, under his employment agreement, Mr. Rubin was granted options to purchase 1.5 million shares of common stock at an exercise price equivalent to the fair market value on December 8, 1999. The first option to purchase 50,000 shares of the Company's common stock vested upon execution of the employment agreement. Options to purchase 90,000 shares of the Company's common stock each vested on the last day of each of the second, third, fifth and sixth months following the execution of the employment agreement. Options to purchase 20,000 and 70,000 shares of the Company's common stock vested on the last day of the fourth month and the first day of the fifth month respectively. The remaining options vested in January 2001 based on the performance of Mr. Rubin and the Company as evaluated by the Board. Mr. Rubin was granted options to purchase 1.1 million shares of the Company's common stock at an exercise price equal to the fair market value of such shares on January 31, 2001. The first option to purchase 100,000 shares of the Company's common stock vested on the date of grant. Options to purchase 100,000 shares of the Company's common stock each vest annually on January 30, 2002 through January 30, 2005. Options to purchase 600,000 shares of the Company's common stock vest on January 30, 2006. All unvested options are subject to accelerated vesting based on Mr. Rubin's performance as evaluated by the Board. Mr. Rubin's employment agreement provides that options granted to other members of management will vest upon the same performance criteria as the criteria for Mr. Rubin.

         Brenda K. Brown, the Company's Vice President and Chief Financial Officer, began her employment with Empyrean on August 1, 2000. Ms. Brown's annualized base salary was $105,000, plus an incentive compensation plan based upon the attainment of specific individual objectives as well as Company performance. Ms. Brown was granted options to purchase 125,000 shares of the Company's common stock at an exercise price equivalent to the fair market value on the date of the grant. A portion of the options will vest over time while the balance of the options will vest according to the same performance criteria for Messrs. Adamany and Rubin. In January 2001, options to purchase 31,250 shares of the Company's common stock vested based on the performance of Ms. Brown and Empyrean as evaluated by the Board. Ms. Brown's base salary increased to $113,250 on January 1, 2001. Ms. Brown was granted options to purchase 31,250 shares of the Company's common stock at an exercise price equal to the fair market value on January 31, 2001. All of the options vest on January 30, 2006 and are subject to accelerated vesting based on Ms. Brown's performance as evaluated by the Board. Ms. Brown was granted options to purchase 100,000 shares of the Company's common stock at an exercise price equal to the fair value on June 25, 2001. The options will vest over time. Effective July 9, 2001, Ms. Brown's employment with Empyrean became subject to an employment agreement. Ms. Brown is entitled to participate in an incentive compensation bonus program. If Ms. Brown is terminated without cause, or, at Ms. Brown's option, if the Company fails to pay Ms. Brown's compensation when due, the Company is obligated to provide Ms. Brown twelve months of severance pay, and a pro rata portion of her annual bonus and accelerated vesting of options. Ms. Brown has the option upon termination of accepting a lump sum payment for severance pay, calculated by discounting the stream of payments owed to her using a discount rate of 15%. Ms. Brown's bonus will be payable no later than ninety days following the close of the fiscal year that she is terminated. Ms. Brown's employment agreement also contains confidentiality and non-compete covenants. We have agreed to indemnify Ms. Brown for actions taken by her as an officer of the Company and this indemnification will survive her termination. We have agreed to continue liability insurance until five years following Ms. Brown's termination of employment.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 26, 2002 information about the amount and nature of beneficial ownership of the common stock held by:

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

         Beneficial ownership is calculated based on 66,233,687 common shares issued and outstanding as of March 26, 2002, under Rule 13d-3(d) of the Securities Exchange Act of 1934. Shares subject to unexercised options, warrants, rights or conversion privileges exercisable within 60 days of March 26, 2002, are deemed outstanding for the purpose of calculating the number and percentage owned by that person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. The first column of the following chart represents the total number of actual outstanding shares owned by the named individual, including options and warrants exercisable within 60 days of March 26, 2002. The second column titled "Portion Represented by Options and Warrants" shows the portion of the column one figure represented by options and warrants exercisable within 60 days of March 26, 2002.

                                                                         PORTION
                                                     TOTAL AMOUNT     REPRESENTED BY
NAME OF                                             OF BENEFICIAL       OPTIONS AND    PERCENT OF
BENEFICIAL OWNER                                      OWNERSHIP          WARRANTS        CLASS
----------------                                      ---------          --------        -----
Lawrence D. Bain (1)                                   9,831,280        2,226,000        14.4%
Richard C. Adamany                                     2,836,052          550,000          4.2%
Bennett S. Rubin (2)                                   2,836,052          550,000         4.2%
Michael J. Cicak                                       1,138,113           -               1.7%
Brenda K. Brown                                          262,023           71,875            *
Andrew J. Fishleder, M.D.                                316,099           -                 *
Robert G. J. Burg II                                     214,401           -                 *
International Bioscience Corporation (3)               7,226,000        2,226,000         10.6%
Directors and executive officers
 as a group (seven persons)                           17,434,020        3,397,875         25.0%

----------------
* less than 1%

(1) The total for Mr. Bain includes 2,437,893 shares of the Company's common stock owned beneficially by Uptic Investment Corp., a company owned 100% by Mr. Bain. This amount also includes 144,987 shares held of record by Mr. Bain individually, 22,400 shares owned by Mr. Bain's family, 5,000,000 shares of the Company's common stock owned of record by International Bioscience Corporation ("IBC") and 2,226,000 shares of the Company's common stock under currently exercisable options issued to IBC. All of the IBC shares and options are subject to a voting agreement wherein Mr. Bain has been granted an irrevocable proxy to vote these shares. IBC is free to sell the shares and any shares resulting from the exercise of options in accordance with applicable securities laws. Such shares sold will not be subject to the voting agreement unless a certain volume of sales is exceeded by IBC within a 90-day period. Shares obtained under the exercise of options are also subject to the voting agreement. Should Mr. Bain cease to be a director of Empyrean, he will be succeeded by the then current chairman of the board of directors of Empyrean, provided, however, that Mr. Bain grant an irrevocable proxy to vote his shares to his successor. At the time Mr. Bain ceases to be a director of Empyrean, should he elect not to assign his rights to his successor under an irrevocable proxy or should his total share ownership of Empyrean shares be less than his ownership as of August 9, 2000, the date the agreement was executed, the voting agreement shall be null and void.

(2) Includes 195,000 shares held by Rubin Consulting, Inc., a company wholly-owned by Mr. Rubin.

(3) See footnote 1 above with respect to a proxy to vote the shares owned by IBC.

         As of March 26, 2002, to our knowledge, there are no arrangements that may, at a subsequent date, result in a change in control of Empyrean.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the last two fiscal years we have entered into the following transactions with our directors, officers, holders of 5% or more of our common stock, or their affiliates:

RICHARD C. ADAMANY

         Mr. Adamany is the Company's President and Chief Executive Officer. Mr. Adamany was elected a director of the Company on March 20, 2001.

         In February 2000, Mr. Adamany made a loan of $50,000 with an annual interest rate of 10% to the Company in exchange for a promissory note issued by the Company as well as options to purchase 25,000 shares of the Company's common stock at a price of $0.50 per share. In February 2000, the indebtedness was extinguished in exchange for 100,000 shares of the Company's common stock and warrants to purchase 25,000 shares of the Company's common stock at a price of $0.50 per share that were issued through the Company's private placement of securities in 2000.

         In November 2000, Mr. Adamany and his spouse guaranteed a one-year $1,000,000 revolving line of credit extended to the Company by The Huntington National Bank. These personal guarantees were required by the lender and were in turn secured by the assets of the Company. In consideration for their guarantees, Mr. Adamany and his spouse were together granted 150,000 shares of the Company's common stock valued at $56,250 in the aggregate.

         In January 2001, the Company made non-recourse loans totaling $766,000 to Mr. Adamany and his spouse to enable the exercise of options and warrants to purchase 1,700,000 shares of the Company's common stock. The loans bear an annual interest rate of 5.78%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006. In December 2001, Mr. Adamany and his spouse surrendered 50,000 shares of the Company's common stock as payment in full for loans in an aggregate principal amount of $25,000. In February 2002, Mr. Adamany and his spouse surrendered 25,000 shares of the Company's common stock as payment in full for loans in an aggregate principal amount of $12,500.

         In June 2001, Mr. Adamany executed a bridge loan facility for $100,000 with the Company. In consideration for entering into this loan facility, Mr. Adamany was granted 45,000 shares of the Company's common stock valued at $9,450 in the aggregate.

         In June 2001, Mr. Adamany pledged 1,625,000 shares of the Company's common stock beneficially owned by him as security for performance of the Company's registration obligations under a Subscription Agreement dated June 11, 2001 with Laurus Master Fund, Ltd. In consideration for his pledge, Mr. Adamany was granted 166,052 shares of the Company's common stock valued at $36,697 in the aggregate.

LAWRENCE D. BAIN

         Mr. Bain was appointed a director of the Company on August 6, 1999 and was appointed the Chairman of the Board of the Company on January 1, 2000. In April 1998, Empyrean entered into an engagement agreement with Uptic Investment Corp. ("Uptic"), a company that is controlled by Mr. Bain. Under the agreement, Uptic provided the Company financial advisory services with respect to obtaining strategic corporate or institutional investors as well as facilitated introductions to key customers and distributors. In consideration for those services, the Company issued to Uptic warrants to purchase 1,000,000 shares of Empyrean's common stock. Uptic exercised warrants to purchase (i) 250,000 shares of common stock of the Company in June 1998 at an exercise price of $0.01 per share, (ii) 250,000 shares of common stock of the Company in August 1999 at an exercise price of $0.01 per share, and (iii) 500,000 shares of the Company's common stock in February 2001 at an exercise price of $0.50 per share.

         In February 2000, Uptic loaned $150,000 with an annual interest rate of 10% to the Company in exchange for a promissory note issued by Empyrean as well as options to purchase 75,000 shares of common stock of the Company at a price of $0.50 per share. The Company repaid the loan in full in March 2000.

         In September 2000, the Company granted Mr. Bain options to purchase 250,000 shares of the Company's common stock at a price of $0.73 per share for his role in negotiating a litigation settlement with IBC. In accordance with SFAS 123, the litigation settlement expense of $178,000 was recorded for the fair value of the options.

         In November 2000, Mr. Bain, his spouse, and Uptic guaranteed a one-year, $1,000,000 revolving line of credit extended to the Company by The Huntington National Bank. These personal guarantees were required by the lender and the guarantees were in turn secured by the assets of the Company. In consideration for their guarantees, Mr. Bain, his spouse, and Uptic were collectively granted 150,000 shares of the Company's common stock value at $56,250 in the aggregate.

         In February 2001, the Company made non-recourse loans totaling $677,875 to Mr. Bain and Uptic to enable exercise of options and warrants to purchase 1,153,750 shares of common stock of the Company. The loans bear an annual interest rate of 5.48%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006. In December 2001, Mr. Bain and Uptic surrendered 118,750 shares of the Company's common stock as payment in full for one of the loans with a principal amount of $59,375.

         In March 2001, Mr. Bain and Uptic guaranteed a 120-day, $250,000 line of credit extended to the Company by The Huntington National Bank. These personal guarantees were required by the lender. In consideration for their guarantees, Mr. Bain and Uptic were collectively granted 112,500 shares of the Company's common stock valued at $39,375 in the aggregate.

         In June 2001, Uptic entered into a bridge loan facility of $100,000 with the Company. In consideration for entering into this loan facility, the Company granted Uptic 45,000 shares of the Company's common stock valued at $9,450 in the aggregate.

         In June 2001, Uptic pledged 1,153,750 shares of the Company's common stock beneficially owned by Uptic as security for performance of the Company's registration obligations under a Subscription Agreement dated June 11, 2001 with Laurus Master Fund, Ltd. In consideration for its pledge, Uptic was granted 117,896 shares of the Company's common stock valued at $26,055 in the aggregate.

         In August 2001, the Company issued 56,250 shares of its common stock valued at $13,500 in the aggregate to Mr. Bain and Uptic in consideration for their guarantees of the renewal of a $250,000 line of credit extended to the Company by The Huntington National Bank.

         The Company and Uptic have an arrangement pursuant to which the Company reimburses Uptic for expenses incurred on behalf of the Company principally for travel and travel-related expenses of its directors and officers. The Company believes that amounts reimbursed to Uptic approximate the cost at which these services could be obtained directly from a non-affiliated third party. The expenses eligible for reimbursement totaled $76,090 in 2000 and $0 in 2001. Of the 2000 expenses, $44,153 was incurred in conjunction with the negotiation and settlement of the litigation with IBC. In December 2000, Mr. Bain agreed to accept, on behalf of Uptic, 113,247 shares of common stock of the Company in lieu of cash reimbursement for $45,299 of the 2000 expenses. These shares were valued at $0.40 per share, which was the market price of the common stock on the date these shares were issued.

BRENDA K. BROWN

         In January and February 2001, the Company made non-recourse loans of $20,625 and $10,313, respectively, to Ms. Brown, the Company's Vice President and Chief Financial Officer, to enable the exercise of options to purchase 31,250 and 15,625 shares, respectively, of the Company's common stock. The loans bear interest at an annual rate of 5.78% and 5.48%, respectively, are secured by the common stock acquired, and have maturities of January and February 2006, respectively.

ROBERT G. J. BURG

         In February 2001, Empyrean made a non-recourse loan of $38,000 to Mr. Burg, a Company director, to enable the exercise of options to purchase 100,000 shares of the Company's common stock. The loan bears an annual interest rate of 5.48%, is secured by the common stock acquired, and matures in February 2006.

ANDREW J. FISHLEDER, M.D.

         In February 1999, Dr. Fishleder, a Company director, made a loan of $50,000 with an annual interest rate of 10% to the Company in exchange for a promissory note issued by the Company and warrants to purchase 20,000 shares of the Company's common stock at a price of $0.10 per share. In September 1999, the indebtedness was reduced by $2,000 when Dr. Fishleder exercised warrants to purchase 20,000 shares of the Company's common stock at a price of $0.10 per share. The $48,000 loan balance was retired in February 2000 in exchange for 96,000 shares of common stock and warrants to purchase 24,000 shares of the Company's common stock at a price of $0.50 per share that were issued through the Company's private placement of securities.

         In February 2001, the Company made non-recourse loans totaling $65,500 to Dr. Fishleder to enable the exercise of options and warrants to purchase 145,000 shares of common stock. The loans bear an annual interest rate of 5.48%, are secured by the common stock acquired, and have maturities ranging from 2002 through 2006. In February 2002, Dr. Fishleder surrendered 25,000 shares of the Company's common stock as payment in full for loans in an aggregate principal amount of $12,500.

BENNETT S. RUBIN

         Mr. Rubin is the Company's Executive Vice President, Chief Operating Officer and Secretary. Mr. Rubin was elected a director of the Company on March 20, 2001. In February 2000, Mr. Rubin made a loan of $50,000 with an annual interest rate of 10% to the Company in exchange for a promissory note issued by the Company as well as options to purchase 25,000 shares of the Company's common stock at a price of $0.50 per share. In February 2000, the indebtedness was extinguished in exchange for 100,000 shares of the Company's common stock as well as warrants to purchase 25,000 shares of the Company's common stock at a price of $0.50 per share that were issued through the Company's private placement of securities.

         In November 2000, Mr. Rubin, his spouse, and a personal trust for the benefit of his family guaranteed a one-year $1,000,000 revolving line of credit extended to the Company by The Huntington National Bank. These guarantees were required by the lender and were in turn secured by the assets of the Company. In consideration for their guarantees, Mr. Rubin, his spouse and the trust were collectively granted 150,000 shares of the Company's common stock valued at $56,250 in the aggregate.

         In January 2001, the Company made non-recourse loans totaling $766,000 to Mr. Rubin and his spouse to enable the exercise of options and warrants to purchase 1,700,000 shares of the Company's common stock. The loans bear an annual interest rate of 5.78%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006. In December 2001, Mr. Rubin and his spouse surrendered 50,000 shares of the Company's common stock as payment in full for loans in an aggregate principal amount of $25,000. In February 2002, Mr. Rubin and his spouse surrendered 25,000 shares of the Company's common stock as payment in full for loans in an aggregate principal amount of $12,500.

         In June 2001, Mr. Rubin executed a bridge loan facility of $100,000 with the Company. In consideration for entering into this loan facility, Mr. Rubin was granted 45,000 shares of the Company's common stock valued at $9,450 in the aggregate.

         In June 2001, Mr. Rubin pledged 1,625,000 shares of the Company's common stock beneficially owned by him as security for performance of the Company's registration obligations under a Subscription Agreement dated June 11, 2001 with Laurus Master Fund, Ltd. In consideration for his pledge, Mr. Rubin was granted 166,052 shares of the Company's common stock valued at $36,697 in the aggregate.

INTERNATIONAL BIOSCIENCE CORPORATION

         In August 2000, as part of the settlement of the Company's litigation with IBC, Empyrean granted IBC 5,000,000 shares of the Company's common stock as well as an option to purchase 2,226,000 shares of the Company's common stock. The options have an exercise price of $0.83 per share and have all vested based upon IBC's completion of critical strategic initiatives.

                                INDEX TO EXHIBITS

                                                                                                                    PAGE
                                                                                                                    ----

3.1        Certificate of Incorporation of Empyrean.(1)

3.2        Bylaws of Empyrean.(1)

3.3        Plan of Merger dated March 20, 2001 between Empyrean Bioscience, Inc. (Wyoming) and Empyrean
           Bioscience, Inc. (Delaware). (2)

3.4        Plan of Merger dated December 31, 2000 between Empyrean and Empyrean Diagnostics, Inc. (2)

4.1        Form of  "Series K" Warrant Certificate dated March 17, 1999 between Empyrean and the Purchasers thereof.(3)

4.2        Warrant agreement with Uptic Investment Corp. dated May 5, 1999.(1)

4.3        Form of "Series L" Warrant Certificate, dated May 26, 1999, between Empyrean and the Purchasers thereof.(3)

4.4        Form of "Series M" Warrant Certificate with dates ranging from
           December 1999 through February 2000, between Empyrean and the
           Purchasers thereof.(1)

4.5        Certificate of Empyrean Common Stock.(4)

4.6        Form of Convertible Debenture dated April 26, 2001 by and among Empyrean and the Purchasers thereof.(5)

4.7        Warrant Agreement dated, April 3, 2001, between Empyrean and May Davis Group, Inc.(5)

4.8        Form of Convertible Note issued to Laurus Master Fund with dates ranging from June 11, 2001 through March 28, 2002.(5)

4.9        Form of Common Stock Purchase Warrant with dates ranging from June 11, 2001 through December 18,
           2001, between Empyrean and Laurus Master Fund, Ltd.(5)

4.10       Security Agreement by and among Empyrean, Richard C. Adamany, Bennett S. Rubin, Uptic Investment
           Corp. and Laurus Master Fund dated June 11, 2001.(5)

4.11       Indemnification Agreement by and among Empyrean, Richard C. Adamany, Bennett S. Rubin, and Uptic
           Investment Corp. dated June 11, 2001.(5)

4.12       Form of Warrant Certificate dated February 28, 2002 between Empyrean and the Holders thereof.                74

9.1        Voting Agreement between Lawrence D. Bain and IBC dated August 9, 2000.(6)

10.1       Sub-license Agreement dated as of July 20, 1998 between Empyrean and Prevent-X, Inc.(3)

10.2       Agreement and Assignment of Distribution Rights, between GEDA International Marketing Co., Ltd.,
           Farida Darbar, Empyrean Diagnostics Inc., and Empyrean Diagnostics, Ltd., dated August 31,
           1998.(3)

10.3       1998 Stock Option Plan and Form of Stock Option Agreement.(3)

10.4       Employment Agreement for Richard C. Adamany dated September 7, 1999.(3)

10.5       Employment Agreement for Bennett S. Rubin dated September 7, 1999.(3)

10.6       Employment Agreement for Brenda K. Brown dated July 9, 2001.(7)

10.7       First Amendment to Employment Agreement with Richard C. Adamany dated August 1, 2001.(8)

10.8       First Amendment to Employment Agreement with Bennett S. Rubin dated August 1, 2001.(8)

10.9       Second Amendment to Employment Agreement with Richard C. Adamany dated February 1, 2002.                     81

10.10      Second Amendment to Employment Agreement with Bennett S. Rubin dated February 1, 2002.                       84

10.11      First Amendment to Employment Agreement with Brenda K. Brown dated February 1, 2002.                         87

10.12      Distribution Agreement between Empyrean and Durstrand International dated April 28, 1998.(9)

10.13      License Agreement between The Coleman Company, Inc. and Empyrean dated October 1, 1999.(9)

10.14      License Agreement between Sunbeam Corporation and Empyrean dated October 1, 1999.(9)

10.15      Letter dated April 26, 2001 terminating the License Agreement dated October 1, 1999 between
           Empyrean Bioscience, Inc. and Sunbeam Corporation.(10)

10.16      First Amendment to Empyrean Bioscience, Inc. License Agreement with The Coleman Company, Inc.
           dated April 20, 2001.(10)

10.17      Settlement Agreement between Empyrean and IBC dated August 9, 2000.(6)

10.18      Joint Venture Agreement between Empyrean and IBC dated August 9, 2000.(6)

10.19      IBC-Empyrean L.L.C. Operating Agreement dated August 9, 2000.(6)

10.20      Put Agreement between IBC and Empyrean dated August 9, 2000.(6)

10.21      Nonqualified stock Option Agreement between Empyrean and IBC dated August 9, 2000.(6)

10.22      License Agreement from IBC to Empyrean dated August 9, 2000.(6)

10.23      Trademark License from IBC to Empyrean dated August 9, 2000.(6)

10.24      Trademark License from Empyrean to IBC-Empyrean L.L.C. dated August 9, 2000.(6)

10.25      Trademark License from Empyrean to IBC dated August 9, 2000.(6)

10.26      Promissory Note in the principal amount of $1,000,000 dated December 19, 2001 in favor of The                90
           Huntington National Bank.

10.27      Promissory Note in the principal amount of $250,000 dated December 19, 2001 in favor of The                  95
           Huntington National Bank.

10.28      Restated Reimbursement and Security Agreement dated January 16, 2002 by and among Empyrean,                  99
           Richard C. Adamany, Vicky L. Adamany, Bennett S. Rubin, Jill G. Okun, The Bennett S. Rubin Trust
           Under Trust Agreement dated November 2, 1994 Amended and Restated Under Declaration of Trust
           dated August 11, 2000, Lawrence D. Bain, Kathy Bain, and Uptic Investments Corp.

10.29      Empyrean Diagnostics Ltd. Stock Option Plan and Form of Stock Option Certificate dated effective
           August 25, 1997.(11)

10.30      Form of Subscription Agreement between Empyrean and Laurus Master Fund, Ltd. with dates ranging from June 11, 2001 through December 18, 2001.(5)

10.31      Corporate Finance Representation Agreement dated November 19, 2001 by and between Empyrean and              114
           Gruntal & Co. LLC.

23.1       Consent of Grant Thornton LLP, independent auditors                                                         120


-------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4 (Amendment No. 3) filed on September 5, 2000
(2)  Incorporated by reference to the Company's Form 10-KSB filed on March 30,
     2001
(3) Incorporated by reference to the Company's Form 10-SB filed on October 27, 1999
(4) Incorporated by reference to the Company's Registration Statement on Form S-4 (Amendment No. 1) filed on October 1, 1999
(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed June 22, 2001
(6) Incorporated by reference to the Company's current report filed on Form 8-K filed August 17, 2000
(7) Incorporated by reference to the Company's Form 10-QSB filed on August 14, 2001
(8) Incorporated by reference to the Company's Form 10-QSB filed on November 9, 2001
(9) Incorporated by reference to the Company's Form 10-SB (Amendment No. 1) filed on November 16, 1999
(10) Incorporated by reference to the Company's Form 10-QSB filed on May 14,
     2001
(11) Incorporated by reference to the Company's Registration Statement on Form S-8 filed March 28, 2001


FILINGS ON FORM 8-K

         A report on Form 8-K was filed on December 10, 2001 to report that Empyrean is conducting a review of the status of the Phase III clinical trials in Brazil of GEDA(R) Plus microbicidal contraceptive gel after being informed by PAREXEL International Corporation, which had at one time been retained by IBC to conduct the Phase III clinical trials, that it is no longer performing any work in connection with the trials.

SIGNATURES

         Accordance with the Exchange Act, including Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EMPYREAN BIOSCIENCE, INC.

By /s/ Lawrence D. Bain                           Chairman of the Board                              Date: April 16, 2002
----------------------------------------
Lawrence D. Bain


By /s/ Richard C. Adamany                         President and Chief Executive Officer and          Date: April 16, 2002
----------------------------------------          Director
Richard C. Adamany


By /s/ Bennett S. Rubin                           Executive Vice President, Chief Operating          Date: April 16, 2002
----------------------------------------          Officer, Secretary and Director
Bennett S. Rubin


By /s/ Brenda K. Brown                            Vice President and Chief Financial Officer         Date: April 16, 2002
----------------------------------------
Brenda K. Brown


By /s/ Robert G.J. Burg II                        Director                                           Date: April 16, 2002
----------------------------------------
Robert G.J. Burg II


By /s/ Michael J. Cicak                           Director                                           Date: April 16, 2002
----------------------------------------
Michael J. Cicak


By /s/ Andrew J. Fishleder                        Director                                           Date: April 16, 2002
----------------------------------------
Andrew J. Fishleder, M.D.