Form 10QSB
period 2002-03-31
EMPYREAN BIOSCIENCE INC
filed 2002-05-10
CIK 1074626

==============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002

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
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                                NO.)


23800 Commerce Park Road, Suite A, Cleveland, Ohio           44122
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                    Issuer's telephone number (216) 360-7900

      (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----    -----

As of May 2, 2002, the registrant had 70,661,089 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No   X
                                                              -----    -----

==============================================================================

                          PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            EMPYREAN BIOSCIENCE, INC.

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                     March 31,   December 31,
                                                                                      2002          2001
                                                                                    --------     -----------
                                                                                  (unaudited)     (audited)
                                                 ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                       $      8       $    106
    Accounts receivable, net of reserves of $1 in 2002 and $23 in 2001                    18             77
    Prepaid expenses and other                                                            21             24
    Inventory, net of reserves of $53 in 2002 and $51 in 2001                             75            173
                                                                                    --------       --------

       Total current assets                                                              122            380

LONG-TERM ASSETS:
    Long-term deferred financing costs                                                   134            149
    Equipment                                                                             14             17
                                                                                    --------       --------

       Total assets                                                                 $    270       $    546
                                                                                    ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                                $    750       $    767
    Accrued compensation                                                                 697            516
    Accrued sales promotion and advertising                                               67             67
    Accrued interest                                                                      24              8
    Other accrued liabilities                                                             68             42
    Short-term debt                                                                    1,238          1,250
                                                                                    --------       --------

       Total current liabilities                                                       2,844          2,650

LONG-TERM LIABILITIES:
    Convertible notes and debentures, net of original issue discount of $36 in         1,093          1,142
        2002 and $49 in 2001

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, authorized 10,000,000 shares, $.0001 par value                     --             --
    Par value of common stock, authorized 90,000,000 shares, $.0001 par value;
       issued and outstanding (2002: 66,294,631; 2001: 57,054,402)                         7              6
    Paid-in capital in excess of par value                                            34,597         34,437
    Notes receivable from officers and directors                                      (2,197)        (2,235)
    Accumulated deficit                                                              (36,074)       (35,454)
                                                                                    --------       --------

        Total stockholders' deficit                                                   (3,667)        (3,246)
                                                                                    --------       --------

       Total liabilities and stockholders' deficit                                  $    270       $    546
                                                                                    ========       ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                        MARCH 31,      MARCH 31,
                                                          2002          2001
                                                        --------       --------
Net revenues                                            $      3       $    295
Cost of sales                                                 97            155
                                                        --------       --------

   Gross profit                                              (94)           140

Selling, general and administrative                          461          1,171
                                                        --------       --------

   Loss from operations                                     (555)        (1,031)

Interest expense                                             (92)           (66)
Interest income                                                5             11
Other, net                                                    22            (11)
                                                        --------       --------

Other income (expense)                                       (65)           (66)
                                                        --------       --------

Net loss                                                $   (620)      $ (1,097)
                                                        ========       ========

Basic and diluted loss per share                        $  (0.01)      $  (0.02)
                                                        ========       ========

Weighted average number of shares outstanding             59,736         46,990
                                                        ========       ========











                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

              CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Paid-In          Notes
                                              Common Stock          Capital in      Receivable
                                       -------------------------    Excess of    from  Officers/  Accumulated
                                         Shares       Par Value     Par Value       Directors       Deficit        Total
                                        --------       --------     ---------       --------       --------       --------

Balances, January 1, 2002                 57,054       $      6      $ 34,437       $ (2,235)      $(35,454)      $ (3,246)

Stock warrants exercised with cash           562           --              31           --             --               31

Common stock issued upon                   8,692              1           131           --             --              132
conversion of principal and
interest of convertible notes and
debentures

Fair value of option and warrant            --             --              20           --             --               20
grants

Common stock issued for trade                 61           --               1           --             --                1
payables

Cancellation of shares and notes             (75)          --             (38)            38           --             --

Intrinsic value of conversion               --             --              15           --             --               15
options in convertible notes and
debentures issued

Net loss                                    --             --            --             --             (620)          (620)
                                        --------       --------      --------       --------       --------       --------

Balances, March 31, 2002                  66,294       $      7      $ 34,597       $ (2,197)      $(36,074)      $ (3,667)
                                        ========       ========      ========       ========       ========       ========









                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                       Three Months Ended
                                                               ----------------------------------
                                                                   March 31,              March 31,
                                                                    2002               2001
                                                                --------------    ---------------
Cash flows from operating activities:
    Net cash used by operating activities                         $     (176)        $      (819)

Cash flows from financing activities:
    Issuance of common stock                                               -                  51
    Exercise of warrants for cash                                         31                   -
    Proceeds of short-term debt                                            -                 741
    Payments of short-term debt                                          (12)                  -
    Net proceeds of convertible notes and debentures                      65                   -
    Payments of convertible notes and debentures                          (6)                  -
                                                                  -----------        -----------

          Net cash provided by financing activities                       78                 792
                                                                  ----------         -----------

          Net increase (decrease) in cash and cash equivalents           (98)                (27)

Cash and cash equivalents at beginning of period                         106                  34
                                                                  ----------         -----------

Cash and cash equivalents at end of period                        $        8         $         7
                                                                  ==========         ===========




                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

     The financial information included herein for the quarters ended March 31, 2002 and 2001, and the financial information as of March 31, 2002, is unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements and the notes thereto should be read in conjunction with the annual audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, the Company adopted the Emerging Issues Task Force Issue No. 00-25. Accordingly, retail discounting and certain sales incentives historically included in selling, general and administrative expenses are now included as reductions to net sales. Prior period amounts have been reclassified for comparative purposes. This change had no impact on the Company's net loss.


NOTE 3 - GOING CONCERN

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

     The Company is actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. In addition, the Company's ability to secure new equity financing is limited by the absence of authorized shares of common stock available for issuance. Stockholder approval to increase the number of authorized shares of common stock is required before any new equity financing can be raised. Given the generally difficult economic climate and the Company's history of losses,

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 3 - GOING CONCERN (CONTINUED)

     management believes that raising the additional equity or debt financing needed to fund ongoing operations will be difficult. The Company has engaged an investment banking firm, Gruntal & Co. LLC, whose assets have been subsequently acquired by Ryan, Beck & Co., LLC, to assist in pursuing a merger, strategic partnership, acquisition or a sale of a portion or all of the Company. Absent these alternatives or an infusion of working capital, it is unlikely that the Company will be able to continue its business.

NOTE 4 - SHORT-TERM DEBT

     In November 2000, the Company entered into a one-year, $1,000 revolving line of credit with a bank, secured by the guarantees of several officers and directors of the Company and their spouses, which in turn are secured by the assets of the Company. In return for their guarantees, the Company granted these officers and directors, collectively, 450 shares of the Company's common stock with a fair value of $169, which was amortized over the term of the loan agreement. In December 2001, this line of credit and the guarantees were renewed for additional three-month terms, and in April 2002, this line of credit and the guarantees were renewed for additional nine-month terms. As consideration for the extension of the guarantees, in May 2002, the Company awarded the guarantors stock and cash compensation totaling $800, all of which remains unpaid, which will be amortized over the remaining term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 1/2%. As of March 31, 2002, borrowings of $988 were outstanding under the line of credit and the applicable interest rate was 5.25%.

     In March 2001, the Company obtained an additional 120-day, $250 line of credit from a bank, secured by the guarantees of a Company director and a company wholly-owned by the director. As consideration for the guarantees, the Company granted the director's wholly-owned company 113 shares of the Company's common stock with a fair value of $39, which was amortized over the term of the loan agreement. In July 2001, September 2001, December 2001, and April 2002, this bank line of credit and the guarantees were extended for additional terms with the April 2002 extension being for a nine-month term. As consideration for the extension of the guarantees in July 2001, the Company granted the director's wholly-owned company 56 shares of the Company's common stock with a fair value of $13, which was amortized over the term of the loan agreement. As consideration for subsequent extensions of the guarantees, in May 2002, the Company awarded the guarantors stock and cash compensation totaling $200, all of which remains unpaid, which will be amortized over the remaining term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 1%. As of March 31, 2002, borrowings of $250 were outstanding under this line of credit and the applicable interest rate was 5.75%.

NOTE 5 - CONVERTIBLE DEBT

     In April 2001, the Company issued convertible debentures in an aggregate principal amount of $40 to three unrelated investors. The debentures mature in April 2006 and bear interest at a 4% annual rate. At the Company's option, interest on the debentures is payable in cash or common stock at maturity and the debentures are redeemable at any time for 125% of the outstanding principal amount plus unpaid interest. At the option of the holders, the debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received a warrant to purchase 8 shares of common stock at an exercise price of $0.468 with a fair value of $3. Issuance expenses of $8 and the fair value of the warrant are being amortized over the term of the debentures. The intrinsic value of the embedded conversion option, valued at $18, was amortized over the three-month period prior to the date that the debentures were first exercisable. In the quarter ended March 31, 2002, 466 shares of common stock were issued upon the conversion of $13 of the principal of the note. At March 31, 2002, a principal amount of $20 and accrued interest of $1 were outstanding under the debentures, which were convertible into 1,052 shares of common stock.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 5 - CONVERTIBLE DEBT (CONTINUED)

     In June 2001, the Company issued a two-year, 8% $1,000 convertible note and a warrant to purchase 333 shares of common stock at an exercise price of $0.27 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. In March 2002, in conjunction with the issuance of an additional convertible note, the conversion price on $29 of the principal amount of the Note and the exercise price of the warrant were reduced to $0.005. Two officers and directors of the Company and a company wholly-owned by a third director pledged their beneficially owned holdings of the Company's common stock as security for the Company's registration obligations under a subscription agreement with the investor (which registration obligations were subsequently fulfilled). As consideration for the pledge of their shares, the Company granted the officers and directors and one director's wholly-owned company an aggregate of 450 shares of the Company's common stock with a fair value of $99. The share grants and other issuance expenses totaling $218 and the fair value of the warrant of $71 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $425, was expensed in the quarter in which the note was issued. In the quarter ended March 31, 2002, 8,226 shares of common stock were issued upon the conversion of $118 of the principal and the payment of $1 of accrued interest on the note. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of March 31, 2002. At March 31, 2002, a principal amount of $289 and accrued interest of $6 were outstanding under the note, which were convertible into 14,518 shares of common stock.

     In August 2001, the Company issued a two-year, 8% $250 convertible note and a warrant to purchase 83 shares of common stock at an exercise price of $0.236 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1573 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Issuance expenses totaling $31 and the fair value of the warrant of $13 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $49, was expensed in the quarter ended September 30, 2001. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of March 31, 2002. At March 31, 2002, a principal amount of $250 and accrued interest of $12 were outstanding under this note, which were convertible into 12,687 shares of common stock.

     In October 2001, the Company issued a two-year, 5% $250 convertible note and a warrant to purchase 83 shares of common stock at an exercise price of $0.123 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.08 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. The Company is also required to use the proceeds of its customer accounts receivable to repay the note. In February 2002, the Company ceased remitting funds received from its customer accounts receivable and is presently not in compliance with that provision of the note. Issuance expenses totaling $29 and the fair value of the warrant of $8 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $86, was expensed in the quarter ended December 31, 2001. During the quarter ended March 31, 2002, the Company repaid a principal amount of $6 through the remittance of customer accounts receivable collected. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of March 31, 2002. At March 31, 2002, a principal amount of $174 and accrued interest of $1 were outstanding under the note, which were convertible into 8,658 shares of common stock.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 5 - CONVERTIBLE DEBT (CONTINUED)

     In November 2001, the Company issued a two-year, 5% $136 convertible note and a warrant to purchase 45 shares of common stock at an exercise price of $0.224 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0813 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. The Company is also required to use the proceeds of certain customer accounts receivable to repay the note. Issuance expenses totaling $16 and the fair value of the warrant of $7 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $155, was expensed in the quarter ended December 31, 2001. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of March 31, 2002. At March 31, 2002, a principal amount of $122 and accrued interest of $1 were outstanding under the note, which were convertible into 6,100 shares of common stock.

     In December 2001, the Company issued a two-year, 5% $200 convertible note and a warrant to purchase 67 shares of common stock at an exercise price of $0.101 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0660 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Issuance expenses totaling $22 and the fair value of the warrant of $5 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $57, was expensed in the quarter ended December 31, 2001. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of March 31, 2002. At March 31, 2002, a principal amount of $200 and accrued interest of $3 were outstanding under the note, which were convertible into 10,007 shares of common stock.

     In March 2002, the Company issued a two-year, 5% $75 convertible note to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0216 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Issuance expenses totaling $10 and the intrinsic value of the embedded conversion option, valued at $15 are being amortized over the term of the note. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of March 31, 2002. At March 31, 2002, a principal amount of $75 and accrued interest of $0 were outstanding under the note, which were convertible into 3,702 shares of common stock.

     The Company presently does not have a sufficient number of authorized but unissued shares of common stock available to reserve for shares it may be required to issue upon the conversion of its outstanding convertible notes and debentures. In February and April 2002, the holder of six of the notes waived its requirement that the Company reserve from its authorized but unissued shares of common stock that number of shares which would be necessary to enable the holder to convert each of its notes at the then applicable conversion price and the warrants at their then applicable exercise price with the exception of those shares that are registered under the Company's Registration Statement on Form SB-2 which was declared effective July 3, 2001 but remain unissued. This waiver was granted solely for the purpose of permitting the Company to issue shares of stock to certain officers and directors to allow them to make further investments in the Company that will help the Company's cash situation. The waiver expires upon the earlier of (i) 90 days from the grant of the waiver, (ii) approval by the Company's stockholders of an increase in the number of authorized shares of common stock, or (iii) a reverse split of the Company's common stock, the effect of which (ii) or (iii) would permit the Company to reserve the required number of shares of common stock. At

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 5 - CONVERTIBLE DEBT (CONTINUED)

     March 31, 2002, 56,299 shares of common stock issuable upon the conversion of principal and interest on convertible notes and warrants were exempted from reservation by this waiver.

     The shares issuable upon the conversion of the notes and debentures were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.

NOTE 6 - LEGAL PROCEEDINGS

     The Company is a defendant in an action that was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This action alleges that the Company tortiously interfered with Optima and Mercury's contractual relationship with International Bioscience Corporation ("IBC"). Optima and Mercury claim that they had prior rights to the IBC formulation and products and that the Company induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against the Company. In two separate actions that have now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury, and IBC sued various individuals of Optima and/or Mercury for fraudulent inducement and civil theft. Optima and Mercury also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with the Company. If the Company is not successful in this action, it could lose the right to market, sell or manufacture its hand sanitizer and first-aid antiseptic lotion and towelette products and other products currently under development. Should any court judgment be entered precluding the Company's rights to the products, IBC has agreed to secure its obligations to the Company by granting it the highest priority perfected security interest IBC is permitted to assign in IBC's rights in commercializing the products in the United States.

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

     The Company is the plaintiff in an action that was filed against The Coleman Company, Inc. on December 27, 2001 in the United States District Court, Northern District of Ohio, Eastern Division to recover damages in an unspecified amount caused by Coleman's actions in disparaging the Company's business and tortiously interfering with its current and prospective business relationships and contracts. In its complaint, the Company alleges that Coleman has attempted to take business away from the Company by directly approaching its customers, making false statements about it and the status of its license, and offering to sell directly to those customers, bypassing the Company. In addition, the complaint alleges that Coleman and its agents have unreasonably delayed in providing approvals to the Company for packaging and labeling associated with the products for the 2002 sales program. In light of the damages the Company incurred as a result of Coleman's actions, the Company withheld the $80 final payment of the annual minimum royalty for 2001. In response, Coleman served notice to the Company in January 2002 that the license agreement was being terminated and the Company has halted sales of Coleman(R) branded product. Coleman also filed motions to dismiss the Company's complaint and in lieu of dismissal, to transfer the venue of the case to the North District of Kansas. In April 2002, the court refused to dismiss the case but granted the motion to transfer venue. In addition, in March 2002, Coleman filed a complaint against the Company in District Court, The Eighteenth Judicial District, Sedgwick County, Kansas, Civil Department, seeking payment of the remaining annual minimum royalty for 2001 and claiming damage to its business relations resulting from alleged false and injurious statements made by the Company to others regarding Coleman.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 7 - STOCKHOLDERS' EQUITY

     The Company's authorized preferred stock consists of 10,000 shares, $.0001 par value. No preferred stock has been issued.

     The Company has granted options to purchase common stock to employees, officers, directors, lenders, and persons providing services to the Company. The Company has also granted warrants to lenders, investors, and service providers. For options granted to non-employees, the Company recognizes consulting or interest expense equal to the fair value of the options. At March 31, 2002, 5,712 options and warrants were exercisable at a weighted average price of $0.52 per share.

     A summary of the status of stock options and warrants as of March 31, 2002, and changes during the three months ended on that date is presented below.

                                                OPTIONS                WARRANTS
                                        --------------------    ------------------
                                                     WEIGHTED              WEIGHTED
                                                      AVERAGE              AVERAGE
                                                     EXERCISE              EXERCISE
                                        NUMBER        PRICE    NUMBER       PRICE
                                        ------       ------    ------       ------
Outstanding at January 1, 2002           7,126       $  .61     2,139       $  .14
     Granted                               150          .05       500          .03
     Exercised                            --           --        (562)         .05
     Expired                            (1,589)         .66    (1,044)         .42
                                        ------       ------    ------       ------
Outstanding at March 31, 2002            5,687       $  .58     1,033       $  .10
                                        ======       ======    ======       ======

     Stock options and warrants were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.

NOTE 8 - REVENUES

     Net revenues are comprised of the following:

                                                  Three months ended
                                         ------------------ ------------------
                                         March 31, 2002     March 31, 2001
                                         --------------     --------------

Product sales                                          3                295
Distribution rights                                    -                  -
                                                   -----              -----
Net revenues                                           3                295

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

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 9 - LICENSES AND ROYALTIES (CONTINUED)

     The Company's license of the marketing and distribution rights to the IBC formulation is subject to litigation (see Note 6).

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

     On October 1, 1999, the Company entered into a non-exclusive license agreement with The Coleman Company, Inc. which allowed the Company to use the Coleman(R) trademark in connection with the sale and distribution, throughout the United States and Canada, of certain of its products, including its hand sanitizer and first aid antiseptic, sanitizing wet wipes, disinfectant surface spray and sanitizing baby wipes. The license was to expire on December 31, 2002 and could have been renewed until December 31, 2005 if the Company met the renewal terms under the agreement. For the period January 1, 2001 through December 31, 2002 the Company was required to pay 7% of net sales subject to minimum royalties of $110 in 2001 and $220 in 2002.

     In December 2001, the Company filed a complaint against The Coleman Company, Inc. in the United States District Court for the Northern District of Ohio, Eastern Division, to recover damages caused by Coleman's actions in disparaging the Company's business and tortiously interfering with its current and prospective business relationships and contracts. In April 2002, the court granted a motion by Coleman to transfer the case to the North District of Kansas. In its complaint, the Company alleges that Coleman has attempted to take business away from it by directly approaching its customers, making false statements about the Company and the status of its license, and offering to sell directly to those customers, bypassing the Company. In addition, the complaint alleges that Coleman and its agents have unreasonably delayed in providing approvals to the Company for packaging and labeling associated with the products for the 2002 sales program. In light of the damages the Company incurred as a result of Coleman's actions, the Company withheld the final $80 payment of the annual minimum royalties for 2001. In response, Coleman served notice to the Company in January 2002 that the license agreement was being terminated as a result of failure to timely pay the annual minimum royalties. The Company has halted all sales of Coleman(R) branded products while litigation continues (see Note 6).

NOTE 10 - CASH FLOW STATEMENT

     During the first three months of 2002, the Company entered into the following non-cash transactions:

- The Company issued 8,692 shares of common stock to investors upon the conversion of $131 of the principal of, and $1 of accrued interest on, convertible notes and debentures.
- The Company granted options and warrants to purchase 650 shares of common stock, valued at $20, to two consultants in compensation for services provided for the Company.
- The Company issued 61 shares of common stock, valued at $1, to a vendor for the conversion of trade accounts payable to common stock.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 11 - RELATED PARTY TRANSACTIONS

     During 2001, the Company made non-recourse loans totaling $2,344 to six officers and directors for the exercise of options and warrants to purchase 4,845 shares of common stock. The loans bear interest at rates of 5.48% or 5.78%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006. During 2001, three officers and directors surrendered 219 shares of common stock in full satisfaction of maturing loans totaling $109 principal amount. During the first quarter of 2002, three officers and directors surrendered 75 shares of common stock in full satisfaction of maturing loans totaling $38 principal amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

         This Form 10-QSB, including the notes to the condensed financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. We may make additional written and oral forward looking statements from time to time in filings with the U.S Securities and Exchange Commission, in our press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," "plan," and similar expressions identify forward looking statements. These statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, regulatory proceedings or rulemaking, projections of revenues, income, loss, or capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to products or product development as well as assumptions relating to the above subjects.

         Forward looking statements reflect our current views concerning future events and financial performance and speak only as of the date the statements are made. These forward looking statements are subject to risks and uncertainties, some of which cannot be predicted or quantified, that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Form 10-QSB, including the notes to the financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Such factors include, among other factors, changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate, the acceptability and success of existing and potential products in the marketplace, the ability to obtain sufficient capital to fund operations and the outcome of potential litigation.

         The following discussion and analysis provides information regarding our financial condition and results of operations for the periods shown. This discussion should be read in conjunction with our Unaudited Condensed Financial Statements and related Notes thereto included elsewhere in this document.

INTRODUCTION

         In 1998, we acquired certain rights to use a microbicide formulation from International Bioscience Corporation. We market, sell and distribute innovative personal care products that are intended to prevent the spread of infectious disease. The products in our complete germ protection program, which include a hand sanitizer and first-aid antiseptic lotion and antibacterial towelettes, are sold over-the-counter in the retail markets and also to commercial, industrial, institutional and military customers. The hand sanitizer and first-aid antiseptic lotion as well as the antibacterial towelettes are based on a formulation developed and licensed to us by IBC and are marketed under the Preventx(R) brand, and were formerly marketed under the Coleman(R) with Advanced Preventx(R) brand to the sporting goods, outdoor/recreational market niche. In addition, we marketed the Coleman(R) Antibacterial Surface Disinfectant Cleaner as an expansion of our infectious disease prevention product offering. Sales of all Coleman(R) branded products have been halted following our receipt of a notice of termination of the license agreement by Coleman in conjunction with ongoing litigation in January 2002. In accordance with our agreements with IBC, worldwide new product development responsibility is vested in the joint venture with IBC. Our marketing personnel and IBC's scientific personnel comprise a New Product Development Board that coordinates all new product development activities. IBC has developed formulations similar to the one used in our hand sanitizer and first-aid antiseptic that can be utilized to market a variety of other products if appropriate regulatory approvals are obtained. These products include the GEDA(R) Plus microbicidal contraceptive gel designed to prevent pregnancy and sexually transmitted diseases ("STDs"), a disinfectant surface spray to be marketed to retail markets and also to the food service, hotel and other industries, and a baby wipe product.

         We believe that the preventative formula licensed from IBC will be shown to be both safer and more effective as a microbicide than existing competitive products in the market and offers us a platform to leverage our expertise into other areas of the infectious disease market. Because of potential synergies with its other efforts and its commitment to expend up to $10,000,000, if necessary, to secure approval from the United States Food and Drug Administration ("FDA") for the GEDA(R) Plus microbicidal contraceptive gel, IBC has been handling regulatory compliance on our behalf in the United

States since 2000. IBC has informed us that it has commenced the process to obtain an Investigative New Drug ("IND") number from the FDA for the GEDA(R) Plus microbicidal contraceptive gel. An IND number will enable IBC to commence testing that will be recognized by the FDA. The gel must undergo clinical trials and obtain regulatory approval prior to marketing. The gel will be tested to determine its effectiveness in preventing HIV as well as other STDs, all of which have different rates of transmission as well as different gestation periods for infection within the human body. As a result, IBC anticipates the clinical trials for some STDs will require a minimum of six months while clinical trials for other STDs such as HIV will require at least 18 months from the receipt of the IND number. In December 2000, we announced the initiation of clinical trials for the GEDA(R) Plus microbicidal contraceptive gel by IBC in Brazil.

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

         The limited revenues and substantial start-up costs associated with introducing our new line of preventative products have significantly affected our current financial condition and operations. We have had limited revenues and have sustained substantial losses from operations in recent years and have a deficit in both working capital and stockholders' equity. In December 2001, we announced that we retained an investment banking firm, Gruntal & Co. LLC, whose assets have been subsequently acquired by Ryan, Beck & Co., LLC, to help us pursue a merger, strategic partnership, an acquisition, or a sale of a portion or all of the Company. Absent these alternatives or an infusion of working capital, it is unlikely that we will be able to continue our business.

         We incurred net losses in 2000, 2001 and the first quarter of 2002 and expect to incur net losses at least through 2002. We expect operations to generate negative cash flow at least through 2002 and we do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. Our ability to raise capital to fund our business is further constrained by the absence of authorized but unissued or unreserved shares of our common stock and restrictions on issuance of stock contained in our agreements with a significant holder of our convertible notes. These factors raise doubts about our ability to continue as a going concern and our audit report in our annual report on Form 10-KSB for the year ended December 31, 2001, filed with the SEC on April 16, 2002, contained an explanatory paragraph with respect to this matter.

         We expect to generate substantially all of our revenues in the future from sales of our current line of Preventx(R) preventative products as well as additional preventative products that we can market utilizing IBC formulations similar to the one used in our hand sanitizer and first-aid antiseptic and other third-party formulations. However, our limited financial resources have prevented us from aggressively advertising our products to achieve consumer recognition and consequently some of the retail customers we have acquired have discontinued stocking our current line of preventative products. We have lost additional customers as a result of our cessation of sales of Coleman(R) branded products related to our litigation with that licensor. In addition, given the status of their regulatory approvals, we do not anticipate having any additional preventative products that we can market in 2002 using IBC formulations similar to the one used in our hand sanitizer and first-aid antiseptic.

         In addition to cost of goods sold, which we expect to vary somewhat proportionately with sales over time, significant cost and expense items include salaries and benefits, interest expense, royalties, office and administration, advertising, consulting fees, and legal and accounting, all of which, in total, significantly exceeded our total revenues for 2001 and the first quarter of 2002. Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

CRITICAL ACCOUNTING POLICIES

         For a complete review of our significant accounting policies that may impact the Company's results refer to Note 1 of the Notes to Financial Statements contained in our annual report on Form 10-KSB for the year ended December 31, 2001, filed with the SEC on April 16, 2002. Of these policies, the most critical to management is the recognition of revenue. We recognize product sales upon shipment and when collectability of the amount is probable. Consignment sales revenue is recognized when payment is received from the customer. Revenue from distribution rights is recognized when we have performed all of our obligations under the agreement and the fee has been received or collectability is probable. Our return policy requires either a negotiated return allowance that is applied as a percentage of all sales in lieu of actual returns, or written authorization from us. Where allowance agreements are in place, the allowance is recognized upon shipment. Where written authorization is required, returns are recorded on an actual basis due to their infrequency and immateriality.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         Our total revenues in the three months ended March 31, 2002 totaled $3,000 compared with $295,000 in the three months ended March 31, 2001. Revenues in the three months ended March 31, 2002 included $64,000 of product sales, partially offset by a $61,000 reserve for estimated discounts and product returns related to a negotiated agreement with Walgreen Co. in conjunction with its decision to discontinue selling our products after the first quarter of 2002. Revenues in the three months ended March 31, 2001 included initial stocking orders for Walgreen Co., Kmart Corp., Target Corp., and the sporting goods department of Rite Aid Corp. Our limited financial resources have forced us to curtail our advertising and promotional campaign, and as a consequence, consumer awareness and demand have not grown as anticipated. Target Corp. ceased stocking our products in 2001 and Walgreen Co. ceased stocking our products in 2002. In addition, as a result of our cessation of Coleman(R) branded product sales stemming from our litigation with The Coleman Company Inc., Kmart Corp. and the sporting goods department of Rite Aid Corp., both of which were purchasers of our Coleman(R) branded products, were not active customers in the first quarter of 2002 and are not expected to be active customers in the remainder of the year. The first-aid department of Rite Aid Corp., which sells our Preventx(R) branded products, was an active customer in the first quarter of 2002.

         Our gross margin from product sales, excluding the adjustment for Walgreen Co. mentioned above, declined to 32.7% in the quarter ended March 31, 2002 from 47.6% in the quarter ended March 31, 2001. The decline was the result of several factors, including higher slotting fees relative to total sales, lower margins on towelettes, a higher level of sales deductions due to our mix of customers, and replacement of much of our 8-oz. lotion sales with the bonus pack product, which includes towelettes with the lotion for the same price and thus yields a lower margin. Additionally, our cost of sales includes inventory adjustments and reserves for surplus inventory of $63,000 in the quarter ended March 31, 2002 compared to $0 in the quarter ended March 31, 2001 and a credit related to estimated returns from Walgreen Co. of $9,000 in the quarter ended March 31, 2002 compared to $0 in the quarter ended March 31, 2001.

         Selling, general, and administrative expenses decreased to $461,000 in the three months ended March 31, 2002 from $1,171,000 in the three months ended March 31, 2001 primarily due to the following:

- Costs for professional and consulting services decreased to $96,000 in the quarter ended March 31, 2002 from $456,000 in the quarter ended March 31, 2001 due to lower expense related to stock and stock options granted to consultants and a reduction in legal fees. In addition, the quarter ended March 31, 2001 included an expense of $42,000 related to the exercise of options by two directors with loans from the Company at an interest rate lower than a market rate. There was no similar expense in the quarter ended March 31, 2002.

- Sales promotion and advertising expenses declined to $47,000 in the quarter ended March 31, 2002 from $168,000 in the quarter ended March 31, 2001. The prior year quarter included significant expenditures for radio advertisement, promotional displays for new customers, and sales commissions that were not repeated in the current year quarter.

- Salaries and benefits decreased to $267,000 in the quarter ended March 31, 2002 from $364,000 in the quarter ended March 31, 2001 as a result of a reduction in staffing.

- Royalty expense was $0 in the quarter ended March 31, 2002 compared to $54,000 in the quarter ended March 31, 2001. No royalties were payable for the first quarter of March 31, 2002 because net sales of licensed products were negative as a result of the Walgreen Co. product discontinuation and because the minimum royalties under our license agreement with The Coleman Company, Inc. were eliminated with the termination of the agreement in January 2002. Minimum royalties related to the license with The Coleman Company, Inc. were $28,000 in the quarter ended March 31, 2001.

         Interest expense increased to $92,000 in the three months ended March 31, 2002 from $66,000 in the three months ended March 31, 2001 because of an increase in the level of our debt, but this was somewhat offset by a lower interest rate on our bank lines of credit driven by a reduction in the prime interest rate. Interest expense resulting from the amortization of financing costs was $55,000 in the quarter ended March 31, 2002 compared to $47,000 in the quarter ended March 31, 2001. Interest on convertible debt and bank lines of credit was $37,000 in the quarter ended March 31, 2002 compared to $19,000 in the quarter ended March 31, 2001.

         We incurred a net loss in the three months ended March 31, 2002 of $620,000 compared to a net loss of $1,097,000 in the three months ended March 31, 2001. The losses in the first quarters of 2002 and 2001 were due primarily to limited revenues that were substantially exceeded by our costs of operations. Our net loss per share was $0.01 for the three months ended March 31, 2002 and $0.02 for the three months ended March 31, 2001. The loss per share declined as a result of the factors affecting net loss as discussed above, and because of an increase in the weighted average number of shares outstanding to 59,736,000 in the three months ended March 31, 2002 from 46,990,000 in the three months ended March 31, 2001.


LIQUIDITY AND FINANCIAL POSITION

         We do not have sufficient financial resources or credit lines available to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. Given the generally difficult economic climate and the Company's history of losses, we believe that raising the additional equity or debt financing needed to fund ongoing operations will be difficult. We have reduced staffing and taken other actions necessary to minimize our cash requirements. To repay borrowings under the lines of credit, bring our payments to vendors to a current status and maintain our current reduced level of expenses, it is likely that we will need to raise approximately $2,500,000 to $4,000,000 of additional capital during fiscal year 2002. In December 2001, we announced that we retained an investment banking firm, Gruntal & Co. LLC, whose assets have been subsequently acquired by Ryan, Beck & Co., LLC, to help us pursue a merger, strategic partnership, an acquisition, or a sale of a portion or all of the Company. Absent these alternatives or an infusion of working capital, it is unlikely that we will be able to continue our business.

         To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations primarily through investor financing, including sales of common stock, the issuance of debt convertible into common stock, and the exercise of warrants and options. During the fiscal years 1999, 2000, and 2001, and the first quarter of 2002, we raised a total of $5,524,000 through these means. We also issued stock to satisfy $5,804,000 of obligations, including stock valued at $3,300,000 that was issued to settle litigation with IBC. In addition, we have secured bank financing that is secured by the personal guarantees of certain directors, and from time to time we have borrowed funds from officers, directors, and other private investors in the Company. We will be required to continue our reliance on investor financing to fund our operations until such time as a strategic partner or buyer is found for the Company or its assets. Our ability to raise new investor capital is constrained by the absence of authorized and unissued or unreserved shares of common stock and by restrictions on the issuance of common stock in agreements with Laurus Master Fund, Ltd., a significant holder of our convertible notes. Approval by the stockholders to increase the number of authorized shares of common stock is required before new investor capital can be raised from the sale of our common stock and such approval will be sought in 2002. At March 31, 2002, cash and cash equivalents totaled $8,000, a decrease of $98,000 from December 31, 2001. Current liabilities at March 31, 2002, consisting primarily of accounts payable, accrued liabilities and short-term debt, exceeded current assets by $2,722,000.

         During the first quarter of 2002, net cash used in operating activities was $176,000, primarily due to a net loss of $620,000 less non-cash expenses of $188,000 related to the granting of warrants and options, the amortization of financing costs, inventory write-downs and reserves, and the estimated impact of our agreement with Walgreen Co. related to its decision to discontinue stocking our products, and an increase in accounts payable and accrued liabilities of $206,000.

         Net cash flow from financing activities in the first quarter of 2002 was $78,000, resulting from the issuance of notes convertible into common stock for net proceeds of $65,000, the exercise of common stock warrants for cash in the amount of $31,000, offset by payments of convertible notes totaling $6,000 and net payments under bank lines of credit of $12,000.

         Our contractual cash obligations and commercial commitments as of March 31, 2002 are as follows:

------------------------------------------ ---------------- --------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS AND                TOTAL         LESS THAN 1 YEAR       1-3 YEARS      AFTER 3 YEARS
COMMERCIAL COMMITMENTS                          -----         ----------------       ---------      -------------
--------------------------------------------------------------------------------------------------------------------
Short-term debt                                  $1,238              $1,238             $   --             $  --
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                    1,093                  --              1,093                --
--------------------------------------------------------------------------------------------------------------------
Capital leases                                       --                  --                 --                --
--------------------------------------------------------------------------------------------------------------------
Operating leases                                     39                  29                  7                 3
--------------------------------------------------------------------------------------------------------------------
Unconditional purchase obligations                   --                  --                 --                --
--------------------------------------------------------------------------------------------------------------------
Other long-term obligations                          --                  --                 --                --
--------------------------------------------------------------------------------------------------------------------
Commercial commitments                               --                  --                 --                --
--------------------------------------------------------------------------------------------------------------------
Total cash obligations and commercial
commitments                                      $2,370              $1,267             $1,100              $  3
                                                 ======              ======             ======              ====
------------------------------------------ ---------------- --------------------- ---------------- -----------------


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

         As of March 31, 2002, we had no capital expenditure obligations.

         In March 2002, we completed a private placement of 61,000 shares of common stock to a vendor who purchased the shares in exchange for cancellation of $1,000 in trade payable indebtedness owed by the Company.

         In November 2000, we secured a one-year, $1,000,000 revolving line of credit from a bank with an interest rate equal to the bank's prime rate plus 1/2%. The line of credit is secured by the guarantees of several officers and directors and their spouses, which guarantees in turn are secured by the assets of the Company. As consideration for their guarantees, we granted these officers and directors, collectively, 450,000 shares of the Company's common stock valued at $169,000. This line of credit and the guarantees were renewed for in December 2001 and in April 2002, with the latter renewal being for a nine-month term. As consideration for the extensions of the guarantees, in May 2002, the Company award the guarantors stock and cash compensation valued at $800,000, none of which has been paid. The stock and cash compensation will be amortized over the remaining term of the loan agreement.

         In March 2001, an additional 120-day credit facility of $250,000 was obtained from a bank with an interest rate equal to the bank's prime rate plus 1%. This facility is secured by the guarantees of a director and a company wholly-owned by the director and has been renewed several times, with the most recent renewal being for a nine-month term in April 2002. As consideration for the original and first renewal guarantees, we granted 168,750 shares of the Company's common stock, valued at $53,000, to the director's wholly-owned company. As consideration for subsequent extensions of the guarantees, in May 2002, the Company awarded the guarantors stock and cash compensation valued at $200,000, none of which has been paid. The stock and cash compensation will be amortized over the remaining term of the loan agreement. As of May 2, 2002, borrowings of $1,239,000 were outstanding under the two lines of credit.

         In April 2001, we issued convertible debentures in an aggregate principal amount of $40,000 to three unrelated investors. The debentures mature in April 2006 and bear interest at a 4% annual rate. At the Company's option, interest on the debentures is payable in cash or common stock at maturity and the debentures are redeemable at any time for 125% of the outstanding principal amount plus unpaid interest. At the option of the holders, the debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received a warrant to purchase 8,000 shares of common stock at an exercise price of $0.468 with a fair value of $3,000. As of May 2, 2002, 625,000 shares of common stock had been issued upon the conversion of $21,000 of the principal and the payment of $1,000 of accrued interest on the debentures. At May 2, 2002, a principal amount of $19,000 was outstanding under the debentures, which was convertible into 1,749,000 shares of common stock.

         In June 2001, we issued a two-year, 8% $1,000,000 convertible note and a warrant to purchase 333,333 shares of common stock at an exercise price of $0.27 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. In March 2002, in conjunction with the issuance of an additional convertible note, the conversion price on $29,000 of the principal amount of the Note and the exercise price of the warrant were reduced to $0.005. Two officers and directors and a company wholly-owned by a third director pledged their beneficially owned holdings of the Company's common stock as security for the Company's registration obligations under a subscription agreement with the investor. As consideration for the pledge of their shares, we granted the officers and directors and the director's wholly-owned company an aggregate of 450,000 shares of the Company's common stock with a fair value of $99,000. As of May 2, 2002, 15,017,280 shares of common stock were issued upon the conversion of $711,000 of the principal and the payment of $35,000 of accrued interest on the note and the exercise of warrants to purchase 137,000 shares of common stock. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as of March 31, 2002. At May 2, 2002, a principal amount of $289,000 was outstanding under the note, which was convertible into 31,708,000 shares of common stock.

         In August 2001, we issued a two-year, 8% $250,000 convertible note and a warrant to purchase 83,333 shares of common stock at an exercise price of $0.236 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1573 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as of March 31, 2002. At May 2, 2002, a principal amount of $250,000 was outstanding under the note, which was convertible into 27,473,000 shares of common stock.

         In October 2001, we issued a two-year, 5% $250,000 convertible note and a warrant to purchase 83,333 shares of common stock at an exercise price of $0.123 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.08 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are required to remit all funds received from our customer accounts receivable to the investor to repay the note. In February 2002, we ceased remitting funds received from our customer accounts receivable and are presently not in compliance with that provision of the note. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as of March 31, 2002. At May 2, 2002, a principal amount of $174,000 was outstanding under the note, which was convertible into 19,131,000 shares of common stock.

         In November 2001, we issued a two-year, 5% $136,000 convertible note and a warrant to purchase 45,333 shares of common stock at an exercise price of $0.224 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0813 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are required to remit all funds received from certain of our customer accounts receivable to the investor to repay the note. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as of March 31, 2002. At May 2, 2002, a principal amount of $122,000 was outstanding under the note, which was convertible into 13,441,000 shares of common stock.

         In December 2001, we issued a two-year, 5% $200,000 convertible note and a warrant to purchase 66,666 shares of common stock at an exercise price of $0.101 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0660 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as of March 31, 2002. At May 2, 2002, a principal amount of $200,000 was outstanding under the note, which was convertible into 21,978,000 shares of common stock.

         In March 2002, we issued a two-year, 5% $75,000 convertible note to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0216 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as of March 31, 2002. At May 2, 2002, a principal amount of $75,000 was outstanding under the note, which was convertible into 8,242,000 shares of common stock.

         We presently do not have a sufficient number of authorized but unissued shares of common stock available to reserve for shares we may be required to issue upon the conversion of our outstanding convertible notes and debentures or to issue in satisfaction of interest requirements on our convertible notes. In February and April 2002, the holder of six of our convertible notes waived its requirement that we reserve from our authorized but unissued shares of common stock that number of shares which would be necessary to enable the holder to convert each of its notes at the then applicable conversion price and the warrants at their then applicable exercise price except for those shares which are registered under our Registration Statement on Form SB-2 which was declared effective July 3, 2001 but remain unissued. This waiver was granted solely for the purpose of permitting us to issue shares of stock and/or stock options to new investors and to consultants and vendors. The waiver expires upon the earlier of (i) 90 days from the date of grant of the waiver, (ii) approval by our stockholders of an increase in the number of authorized shares of common stock, or (iii) a reverse split of our common stock, the effect of which (ii) or
(iii) would permit us to reserve the required number of shares of common stock. At May 2, 2002, 125,698,000 shares of common stock issuable upon the conversion of principal and interest of the six convertible notes and five warrants are exempted from reservation as a result of this waiver.

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

                            PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         We are a defendant in an action that was filed by Optima Holding Co., Ltd. and Mercury Technology Corp. on July 28, 1998 in the Circuit Court of the Eleventh Judicial District, Dade County, Florida. This action alleges that we tortiously interfered with Optima and Mercury's contractual relationship with IBC. Optima and Mercury claim that they had prior rights to the IBC formulation and products and that we induced IBC to breach that agreement. Optima and Mercury have requested an unspecified amount of damages against us. In two separate actions that have now been consolidated with the first action in the same court, IBC has requested a declaratory judgment that IBC properly terminated its development and distribution contract with Optima and Mercury, and IBC sued various individuals of Optima and/or Mercury for fraudulent inducement and civil theft. Optima and Mercury also seek injunctive relief to prevent IBC and its managers and directors from allowing IBC to have further dealings with us. If we are not successful in this action, we could lose the right to market, sell or manufacture our hand sanitizer and first-aid antiseptic lotion and towelette products and other products currently under development. Should any court judgment be entered precluding our rights to the products, IBC has agreed as part of the overall litigation settlement to secure its obligations to us by granting us the highest priority perfected security interest IBC is permitted to assign in IBC's rights in commercializing the products in the United States.

         We are also a defendant in an action that was filed by Kaye, Scholer LLP, our former legal counsel, on October 24, 2001 in the Supreme Court of the State of New York, County of New York. The action alleges that we breached a contract and seeks damages of approximately $93,000 plus interest and attorneys fees. We believe the suit is without merit and are defending ourselves vigorously.

         We are the plaintiff in an action that was filed against The Coleman Company, Inc. on December 27, 2001 in the United States District Court, Northern District of Ohio, Eastern Division to recover damages in an unspecified amount caused by Coleman's actions in disparaging our business and tortiously interfering with our current and prospective business relationships and contracts. In our complaint, we allege that Coleman has attempted to take business away from us by directly approaching our customers, making false statements about us and the status of our license, and offering to sell directly to those customers, bypassing us. In addition, the complaint alleges that Coleman and its agents have unreasonably delayed in providing approvals to us for packaging and labeling associated with the products for the 2002 sales program. In light of the damages we incurred as a result of Coleman's actions, we withheld final payment of the annual minimum royalty for 2001. In response, Coleman served notice to us in January 2002 that the license agreement was being terminated and we have halted sales of Coleman(R) branded product. Coleman also filed motions to dismiss our complaint or in lieu of dismissal, to transfer the venue of the case to the North District of Kansas. In April 2002, the court refused to dismiss the case but granted the motion to transfer venue. In addition, in March 2002, Coleman filed a complaint against us in District Court, The Eighteenth Judicial District, Sedgwick County, Kansas, Civil Department, seeking payment of the remaining annual minimum royalty for 2001 and claiming damage to its business relations resulting from alleged false and injurious statements made by us to others regarding Coleman.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCE OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         In March 2002, we issued 60,944 shares of common stock to one vendor in payment of outstanding trade accounts payable in the amount of $914. This issuance of common stock was exempt from registration under Section 5 of the Securities Act of 1933 by way of the exemption provided by Section 4(2) of such Act. The issuance did not involve a public offering and was effected without general advertising or general solicitation and without use of any broker, dealer or agent.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

10.32 Promissory Note in the principal amount of $1,000,000 dated April 3, 2002 in favor of The Huntington National Bank.

10.33 Promissory Note in the principal amount of $250,000 dated April 3, 2002 in favor of The Huntington National Bank.

10.34 Letter dated April 10, 2002 between Laurus Master Fund, Ltd. and the Company waiving the requirement for the Company to reserve shares under the Subscription Agreements and Common Stock Purchase Warrants dated June 11, 2001, August 23, 2001, October 9, 2001, November 13, 2001,
         December 18, 2001, and March 26, 2002 issued in favor of Laurus Master Fund, Ltd.

REPORTS ON FORM 8-K

The Company made no filings on Form 8-K during the first quarter of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned on its behalf and in her capacity as Chief Financial Officer of the Company, thereunto duly authorized.

                                 EMPYREAN BIOSCIENCE, INC.
                                             (Registrant)





May 10, 2002                    /s/ Brenda K. Brown
--------------                  -----------------------------------
(Date)                           (Signature)
                                 Brenda K. Brown
                                 Vice President and Chief Financial Officer