Form 10QSB
period 2002-06-30
EMPYREAN BIOSCIENCE INC
filed 2002-08-14
CIK 1074626

==============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 5, 2002, the registrant had 72,940,133 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

=============================================================================

                          PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            EMPYREAN BIOSCIENCE, INC.

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                    June 30,      December 31,
                                                                                      2002            2001
                                                                                    --------       --------
                                                                                   (unaudited)     (audited)
                                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $      2       $    106
    Accounts receivable, net of reserves of $2 in 2002 and $23 in 2001                    23             77
    Prepaid expenses and current deferred financing costs                                552             24
    Inventory, net of reserves of $66 in 2002 and $51 in 2001                             72            173
                                                                                    --------       --------

       Total current assets                                                              649            380

LONG-TERM ASSETS:
    Long-term deferred financing costs                                                    81            149
    Equipment                                                                             11             17
                                                                                    --------       --------

       Total assets                                                                 $    741       $    546
                                                                                    ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                                                $    763       $    767
    Accrued compensation                                                                 908            516
    Accrued sales promotion and advertising                                               40             67
    Accrued interest                                                                      51              8
    Accrued guarantee fees                                                             1,000           --
    Other accrued liabilities                                                            103             42
    Short-term debt                                                                    1,248          1,250
    Short-term convertible notes, net of original issue discount of $4                    71           --
    Short-term portion of long-term convertible notes and debentures, net of
      original issue discount of $10                                                     279           --
                                                                                    --------       --------

       Total current liabilities                                                       4,463          2,650

LONG-TERM LIABILITIES:
    Convertible notes and debentures, net of original issue discount of $20 in           819          1,142
        2002 and $49 in 2001

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, authorized 10,000,000 shares, $.0001 par value                     --             --
    Par value of common stock, authorized 90,000,000 shares, $.0001 par value;
       issued and outstanding (2002: 71,364,392; 2001: 57,054,402)                         7              6
    Paid-in capital in excess of par value                                            34,597         34,437
    Notes receivable from officers and directors                                      (2,100)        (2,235)
    Accumulated deficit                                                              (37,045)       (35,454)
                                                                                    --------       --------

        Total stockholders' deficit                                                   (4,541)        (3,246)
                                                                                    --------       --------

       Total liabilities and stockholders' deficit                                  $    741       $    546
                                                                                    ========       ========

      See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                         -----------------------       -----------------------
                                          JUNE 30,     JUNE 30,        JUNE 30,        JUNE 30,
                                           2002          2001            2002            2001
                                         --------       --------       --------       --------
Net revenues                             $     11       $    221       $     15       $    510
Cost of sales                                   2             86            100            241
                                         --------       --------       --------       --------

   Gross profit                                 9            135            (85)           269

Selling, general and administrative           410            597            871          1,762
                                         --------       --------       --------       --------

   Loss from operations                      (401)          (462)          (956)        (1,493)

Interest expense                             (572)          (554)          (665)          (620)
Interest income                                 4             15              9             25
Other, net                                     (1)          --               21            (10)
                                         --------       --------       --------       --------

Other income (expense)                       (569)          (539)          (635)          (605)
                                         --------       --------       --------       --------

Net loss                                 $   (970)      $ (1,001)      $ (1,591)      $ (2,098)
                                         ========       ========       ========       ========

Basic and diluted loss per share         $  (0.01)      $  (0.02)      $  (0.02)      $  (0.04)
                                         ========       ========       ========       ========

Weighted average number of shares
outstanding                                70,134         49,207         64,964         48,104
                                         ========       ========       ========       ========

                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

              CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Paid-In         Notes
                                             Common Stock          Capital in      Receivable
                                       -------------------------    Excess of    from Officers/  Accumulated
                                        Shares        Par Value     Par Value      Directors       Deficit        Total
                                       --------       --------      --------       ---------       --------       --------
Balances, January 1, 2002                57,054       $      6      $ 34,437       $ (2,235)      $(35,454)      $ (3,246)
Stock options and warrants                1,062           --              36           --             --               36
exercised with cash
Common stock issued upon                  9,025              1           133           --             --              134
conversion of principal and
interest of convertible notes and
debentures
Common stock issued for cash              4,285           --              54           --             --               54
Fair value of option and warrant           --             --              54           --             --               54
grants
Common stock issued for trade               143           --               3           --             --                3
payables
Cancellation of shares and notes           (205)          --            (135)           135           --             --
Intrinsic value of conversion              --             --              15           --             --               15
options in convertible notes and
debentures issued
Net loss                                   --             --            --             --           (1,591)        (1,591)
                                       --------       --------      --------       --------       --------       --------
Balances, June 30, 2002                  71,364       $      7      $ 34,597       $ (2,100)      $(37,045)      $ (4,541)
                                       ========       ========      ========       ========       ========       ========









                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Six months ended
                                                                    -----------------------
                                                                    June 30,      June 30,
                                                                      2002          2001
                                                                    -------       -------
Cash flows from operating activities:
    Net cash used by operating activities                           $  (326)      $(1,693)

Cash flows from financing activities:
    Issuance of common stock                                             54            51
    Exercise of options and warrants for cash                            36          --
    Proceeds of short-term debt                                        --             798
    Payments of short-term debt                                          (2)         --
    Net proceeds of convertible notes and debentures                    140           915
    Payments of convertible notes and debentures                         (6)         --
                                                                    -------       -------

          Net cash provided by financing activities                     222         1,764
                                                                    -------       -------

          Net increase (decrease) in cash and cash equivalents         (104)           71

Cash and cash equivalents at beginning of period                        106            34
                                                                    -------       -------

Cash and cash equivalents at end of period                          $     2       $   105
                                                                    =======       =======











                 See accompanying notes to financial statements

                            EMPYREAN BIOSCIENCE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

     The financial information included herein for the three months and six months ended June 30, 2002 and 2001, and the financial information as of June 30, 2002, is unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The interim financial statements and the notes thereto should be read in conjunction with the annual audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-25. Accordingly, retail discounting and certain sales incentives historically included in selling, general and administrative expenses are now included as reductions to net sales. Prior period amounts have been reclassified for comparative purposes. This change had no impact on the Company's net loss.


NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations in recent years and has deficits in both working capital and stockholders' equity.

     As a result, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The Company does not have existing capital resources or credit lines available that are sufficient to fund its operations and capital requirements as presently planned over the next twelve months. In November 2000, the Company entered into a one-year, $1,000 revolving line of credit from a bank, secured by the guarantees of several officers and directors and their spouses, which guarantees in turn are secured by the assets of the Company. This line of credit has been renewed several times, with the most recent renewal in April 2002 being for a term of nine months.

     In March 2001, the Company obtained an additional 120-day, $250 line of credit from a bank, secured by the guarantee of a director and a company wholly-owned by the director. This line of credit has been renewed several times, with the most recent renewal in April 2002 being for an additional nine-month term.

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

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 3 - GOING CONCERN (CONTINUED)

     difficult. The Company formerly had a relationship with Gruntal & Co. LLC ("Gruntal"), whose assets were subsequently acquired by Ryan, Beck & Co., LLC ("Ryan Beck"), to assist in pursuing a merger, strategic partnership, acquisition or a sale of a portion or all of the Company. This relationship terminated near coincident with the acquisition of Gruntal by Ryan Beck. The Company is now utilizing the services of another investment bank to assist in pursuing the same objectives. Absent these alternatives or an infusion of working capital, it is unlikely that the Company will be able to continue its business.

NOTE 4 - SHORT-TERM DEBT

     In November 2000, the Company entered into a one-year, $1,000 revolving line of credit with a bank, secured by the guarantees of several officers and directors of the Company and their spouses, which in turn are secured by the assets of the Company. In return for their guarantees, the Company granted these officers and directors, collectively, 450 shares of the Company's common stock with a fair value of $169, which was amortized over the term of the loan agreement. In December 2001, this line of credit and the guarantees were renewed for additional three-month terms, and in April 2002, this line of credit and the guarantees were renewed for additional nine-month terms. As consideration for the extension of the guarantees, in May 2002, the Company awarded the guarantors stock and cash compensation totaling $800, all of which remains unpaid, which will be amortized over the remaining term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 1/2%. As of June 30, 2002, borrowings of $998 were outstanding under the line of credit and the applicable interest rate was 5.25%.

     In March 2001, the Company obtained an additional 120-day, $250 line of credit from a bank, secured by the guarantees of a Company director and a company wholly-owned by the director. As consideration for the guarantees, the Company granted the director's wholly-owned company 113 shares of the Company's common stock with a fair value of $39, which was amortized over the term of the loan agreement. In July 2001, September 2001, December 2001, and April 2002, this bank line of credit and the guarantees were extended for additional terms with the April 2002 extension being for a nine-month term. As consideration for the extension of the guarantees in July 2001, the Company granted the director's wholly-owned company 56 shares of the Company's common stock with a fair value of $13, which was amortized over the term of the loan agreement. As consideration for subsequent extensions of the guarantees, in May 2002, the Company awarded the guarantors stock and cash compensation totaling $200, all of which remains unpaid, which will be amortized over the remaining term of the loan agreement. Borrowings under the line of credit bear interest at a rate equal to the bank's prime rate plus 1%. As of June 30, 2002, borrowings of $250 were outstanding under this line of credit and the applicable interest rate was 5.75%.

NOTE 5 - CONVERTIBLE DEBT

     In April 2001, the Company issued convertible debentures in an aggregate principal amount of $40 to three unrelated investors. The debentures mature in April 2006 and bear interest at a 4% annual rate. At the Company's option, interest on the debentures is payable in cash or common stock at maturity and the debentures are redeemable at any time for 125% of the outstanding principal amount plus unpaid interest. At the option of the holders, the debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received a warrant to purchase 8 shares of common stock at an exercise price of $0.468 with a fair value of $3. Issuance expenses of $8 and the fair value of the warrant are being amortized over the term of the debentures. The intrinsic value of the embedded conversion option, valued at $18, was amortized over the three-month period prior to the date that the debentures were first exercisable. In the quarter ended June 30, 2002, 333 shares of common stock were issued upon the conversion of $2 of the principal of the note. At June 30, 2002, a principal amount of $17 and accrued interest of $1 were outstanding under the debentures, which were convertible into 3,799 shares of common stock.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 5 - CONVERTIBLE DEBT (CONTINUED)

     In June 2001, the Company issued a two-year, 8% $1,000 convertible note and a warrant to purchase 333 shares of common stock at an exercise price of $0.27 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. In March 2002, in conjunction with the issuance of an additional convertible note, the conversion price on $29 of the principal amount of the Note and the exercise price of the warrant were reduced to $0.005. Two officers and directors of the Company and a company wholly-owned by a third director pledged their beneficially owned holdings of the Company's common stock as security for the Company's registration obligations under a subscription agreement with the investor (which registration obligations were subsequently fulfilled). As consideration for the pledge of their shares, the Company granted the officers and directors and one director's wholly-owned company an aggregate of 450 shares of the Company's common stock with a fair value of $99. The share grants and other issuance expenses totaling $218 and the fair value of the warrant of $71 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $425, was expensed in the quarter in which the note was issued. In the quarter ended June 30, 2002, no shares of common stock were issued pursuant to the conversion of principal or accrued interest on the note. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of June 30, 2002. At June 30, 2002, a principal amount of $289 and accrued interest of $11 were outstanding under the note, which were convertible into 62,501 shares of common stock.

     In August 2001, the Company issued a two-year, 8% $250 convertible note and a warrant to purchase 83 shares of common stock at an exercise price of $0.236 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1573 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Issuance expenses totaling $31 and the fair value of the warrant of $13 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $49, was expensed in the quarter ended September 30, 2001. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of June 30, 2002. At June 30, 2002, a principal amount of $250 and accrued interest of $17 were outstanding under the note, which were convertible into 54,258 shares of common stock.

     In October 2001, the Company issued a two-year, 5% $250 convertible note and a warrant to purchase 83 shares of common stock at an exercise price of $0.123 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.08 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. The Company is also required to use the proceeds of its customer accounts receivable to repay the note. In February 2002, the Company ceased remitting funds received from its customer accounts receivable and is presently not in compliance with that provision of the note. Issuance expenses totaling $29 and the fair value of the warrant of $8 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $86, was expensed in the quarter ended December 31, 2001. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of June 30, 2002. At June 30, 2002, a principal amount of $174 and accrued interest of $4 were outstanding under the note, which were convertible into 37,009 shares of common stock.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 5 - CONVERTIBLE DEBT (CONTINUED)

     In November 2001, the Company issued a two-year, 5% $136 convertible note and a warrant to purchase 45 shares of common stock at an exercise price of $0.224 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0813 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. The Company is also required to use the proceeds of certain customer accounts receivable to repay the note. Issuance expenses totaling $16 and the fair value of the warrant of $7 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $155, was expensed in the quarter ended December 31, 2001. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of June 30, 2002. At June 30, 2002, a principal amount of $122 and accrued interest of $3 were outstanding under the note, which were convertible into 26,076 shares of common stock.

     In December 2001, the Company issued a two-year, 5% $200 convertible note and a warrant to purchase 67 shares of common stock at an exercise price of $0.101 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0660 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Issuance expenses totaling $22 and the fair value of the warrant of $5 are being amortized over the term of the note. The intrinsic value of the embedded conversion option, valued at $57, was expensed in the quarter ended December 31, 2001. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amounts due as of June 30, 2002. At June 30, 2002, a principal amount of $200 and accrued interest of $5 were outstanding under the note, which were convertible into 42,774 shares of common stock.

     In March 2002, the Company issued a two-year, 5% $75 convertible note to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0216 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. Issuance expenses totaling $10 and the intrinsic value of the embedded conversion option, valued at $15 are being amortized over the term of the note. The Company is presently unable to make cash interest payments and lacks an adequate number of authorized common shares to issue stock in payment of interest. As a result, the Company has not remitted the interest amount due as of June 30, 2002. At June 30, 2002, a principal amount of $75 and accrued interest of $1 were outstanding under the note, which were convertible into 15,826 shares of common stock.

     In May 2002, the Company issued convertible notes in an aggregate principal amount of $75 and warrants to purchase 750 shares of common stock at an exercise price of $0.0099 to two unrelated investors. The notes mature six months from the date of issuance and bear interest at a 10% annual rate. Additionally, if a transaction for the sale of the Company or its assets is completed prior to the maturity date of the notes, the holders will receive bonus interest totaling $38. At the option of the investors, the notes are convertible at maturity into common stock at a conversion price of $0.0099. The fair value of the warrants of $5 is being amortized over the term of the notes. At June 30, 2002, a principal amount of $75 and accrued interest of $1 were outstanding under the notes.

     The Company presently does not have a sufficient number of authorized but unissued shares of common stock available to reserve for shares it may be required to issue upon the conversion of its outstanding convertible notes and debentures and its warrants and options. In April 2002, the holder of six of the notes waived its requirement that the Company reserve from its authorized but unissued shares of common stock that number of shares which would be

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 5 - CONVERTIBLE DEBT (CONTINUED)

     necessary to enable the holder to convert each of its notes at the then applicable conversion price and the warrants at their then applicable exercise price with the exception of those shares that are registered under the Company's Registration Statement on Form SB-2 which was declared effective July 3, 2001 but remain unissued. This waiver was granted solely for the purpose of permitting the Company to issue shares of stock to certain officers and directors to allow them to make further investments in the Company that will help the Company's cash situation. The waiver expires upon the earlier of (i) 90 days from the grant of the waiver, (ii) approval by the Company's stockholders of an increase in the number of authorized shares of common stock, or (iii) a reverse split of the Company's common stock, the effect of which (ii) or (iii) would permit the Company to reserve the required number of shares of common stock. At June 30, 2002, 238,722 shares of common stock issuable upon the conversion of principal and interest on convertible notes and warrants were exempted from reservation by this waiver.

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

     The Company is also a defendant in an action that was filed by Kaye, Scholer LLP, the Company's former legal counsel, on October 24, 2001 in the Supreme Court of the State of New York, County of New York. The action alleges that the Company breached a contract and seeks damages of approximately $93 plus interest and attorneys fees. The Company is presently engaged in settlement discussions with the plaintiff.

     The Company is the plaintiff in an action that was filed against The Coleman Company, Inc. on December 27, 2001 in the United States District Court, Northern District of Ohio, Eastern Division to recover damages in an unspecified amount caused by Coleman's actions in disparaging the Company's business and tortiously interfering with its current and prospective business relationships and contracts. In its complaint, the Company alleges that Coleman has attempted to take business away from the Company by directly approaching its customers, making false statements about it and the status of its license, and offering to sell directly to those customers, bypassing the Company. In addition, the complaint alleges that Coleman and its agents have unreasonably delayed in providing approvals to the Company for packaging and labeling associated with the products for the 2002 sales program. In light of the damages the Company incurred as a result of Coleman's actions, the Company withheld the $80 final payment of the annual minimum royalty for 2001. In response, Coleman served notice to the Company in January 2002 that the license agreement was being terminated and the Company has halted sales of Coleman(R) branded product. Coleman also filed

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 6 - LEGAL PROCEEDINGS (CONTINUED)

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

     The Company and seven of its directors and officers and former directors and officers are defendants in a class action lawsuit filed in United States District Court, Northern District of Ohio on July 24, 2002 alleging violations of securities laws. The Company believes the suit is without merit and will defend itself vigorously.

NOTE 7 - STOCKHOLDERS' EQUITY

      The Company's authorized preferred stock consists of 10,000 shares, $.0001 par value. No preferred stock has been issued.

     The Company has granted options to purchase common stock to employees, officers, directors, lenders, and persons providing services to the Company. The Company has also granted warrants to lenders, investors, and service providers. For options granted to non-employees, the Company recognizes consulting or interest expense equal to the fair value of the options. At June 30, 2002, 6,787 options and warrants were exercisable at a weighted average price of $0.36 per share.

      A summary of the status of stock options and warrants as of June 30, 2002, and changes during the six months ended on that date is presented below.

                                                         OPTIONS                               WARRANTS
                                             ---------------------------------    -----------------------------------
                                                                  WEIGHTED                               WEIGHTED
                                                                  AVERAGE                                 AVERAGE
                                                                  EXERCISE                               EXERCISE
                                                  NUMBER           PRICE                NUMBER             PRICE
                                                  ------           -----                ------             -----
Outstanding at January 1, 2002                       7,126          $  .61                 2,139            $  .14
     Granted                                           150             .05                 1,250               .02
     Exercised                                        (500)            .01                  (562)              .05
     Expired                                        (1,670)            .66                (1,094)              .43
                                             --------------         ------        ---------------           ------
Outstanding at June 30, 2002                         5,056          $  .46                 1,733            $  .04
                                             =============          ======        ==============            ======

     Stock options and warrants were not included in the computation of diluted loss per share for the periods presented because to do so would have been antidilutive.

                            EMPYREAN BIOSCIENCE, INC.

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


NOTE 8 - REVENUES

     Net revenues are comprised of the following:

                                        THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                        ---------------------------              -------------------------
                                            2002              2001                 2002              2001
                                            ----              ----                 ----              ----
Product sales                                 11              121                    15              410
Distribution rights                            -              100                     -              100
                                           -----             ----                 -----             ----
Net revenues                                  11              221                    15              510

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

NOTE 10 - CASH FLOW STATEMENT

     During the first six months of 2002, the Company entered into the following non-cash transactions:

     - The Company issued 9,025 shares of common stock to investors upon the conversion of $133 of the principal of, and $1 of accrued interest on, convertible notes and debentures.

     - The Company granted options and warrants to purchase 1,400 shares of common stock, valued at $25, to two consultants in compensation for services provided for the Company and two investors in conjunction with the issuance of convertible debt. Additionally, the Company recognized an expense of $29 related to the repricing of stock options previously granted to certain employees. The option exercise price was reduced to a current market price as a means of raising capital for the Company.

     - The Company issued 143 shares of common stock, valued at $3, to a two vendors for the conversion of trade accounts payable to common stock.

NOTE 11 - RELATED PARTY TRANSACTIONS

     During 2001, the Company made non-recourse loans totaling $2,344 to six officers and directors for the exercise of options and warrants to purchase 4,845 shares of common stock. The loans bear interest at rates of 5.48% or 5.78%, are secured by the common stock acquired, and have maturities ranging from December 2001 through February 2006. During 2001, three officers and directors surrendered 219 shares of common stock in full satisfaction of maturing loans totaling $109 principal amount. During the first six months of 2002, three officers and directors surrendered 205 shares of common stock in full satisfaction of maturing loans totaling $135 principal amount.

     During 2000, the Company entered into a one-year, $1,000 revolving line of credit with a bank, secured by the guarantees of three officers and directors and their spouses, which in turn are secured by the assets of the Company. In return for their guarantees, the Company granted these officers and directors, collectively, 450 shares of the Company's common stock with a fair value of $169, which was amortized over the initial term of the loan agreement. The loan agreement and the guarantees have been renewed twice and have a current expiration date of January 2003. In May 2002, the Company awarded the guarantors stock and cash compensation totaling $800 in consideration for the renewal of their guarantees, all of which remains unpaid and which is being amortized over the remaining term of the loan agreement.

     During 2001, the Company obtained an additional 120-day, $250 line of credit from a bank, secured by the guarantees of a Company director and a company wholly-owned by the director. As consideration for the guarantees, the Company granted the director's wholly-owned company 113 shares of the Company's common stock with a fair value of $39, which was amortized over the initial term of the loan agreement. The loan agreement and the guarantees have been renewed four times and have a current expiration date of January 2003. In July 2001, the Company granted the director's wholly-owned company 56 shares of the Company's common stock with a fair value of $13, which was amortized over the term of the then-current loan agreement. As consideration for subsequent extensions of the guarantees, in May 2002, the Company awarded the guarantors stock and cash compensation totaling $200, all of which remains unpaid and which is being amortized over the remaining term of the loan agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

         This Form 10-QSB, including the notes to the condensed financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward looking statements. We may make additional written and oral forward looking statements from time to time in filings with the U.S. Securities and Exchange Commission, in our press releases, or otherwise. The words "believe," "expect," "anticipate," "intends," "forecast," "project," "plan," and similar expressions identify forward looking statements. These statements may include, but are not limited to, the anticipated outcome of contingent events, including litigation, regulatory proceedings or rulemaking, projections of revenues, income, loss, or capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans and the availability of financing, and plans relating to products or product development as well as assumptions relating to the above subjects.

         Forward looking statements reflect our current views concerning future events and financial performance and speak only as of the date the statements are made. We expressly disclaim a duty to update any of the forward looking statements contained herein. These forward looking statements are subject to risks and uncertainties, some of which cannot be predicted or quantified, that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this Form 10-QSB, including the notes to the financial statements and this "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Such factors include, among other factors, changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations, unanticipated working capital or other cash requirements, changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate, the acceptability and success of existing and potential products in the marketplace, the ability to obtain sufficient capital to fund operations and the outcome of potential litigation.

         The following discussion and analysis provides information regarding our financial condition and results of operations for the periods shown. This discussion should be read in conjunction with our Unaudited Condensed Financial Statements and related Notes thereto included elsewhere in this document.

INTRODUCTION

         Limited revenues and substantial start-up costs associated with introducing our new line of preventative products have significantly and adversely affected our current financial condition and operations. We have had limited revenues and have sustained substantial losses from operations in recent years and have a deficit in both working capital and stockholders' equity.

         We incurred net losses in 2000, 2001 and the first six months of 2002 and expect to incur net losses at least through 2002. We expect operations to generate negative cash flow at least through 2002 and we do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. Our ability to raise capital to fund our business is further constrained by the absence of authorized but unissued or unreserved shares of our common stock and restrictions on issuance of stock contained in our agreements with a significant holder of our convertible notes.

         We formerly had a relationship with Gruntal & Co. LLC ("Gruntal"), whose assets were subsequently acquired by Ryan, Beck & Co., LLC ("Ryan Beck"), to assist in pursuing a merger, strategic partnership, acquisition or a sale of a portion or all of our stock or assets. This relationship terminated near coincident with the acquisition of Gruntal by Ryan Beck. We are now utilizing the services of another investment bank to assist in pursuing the same objectives. Absent these alternatives or an infusion of working capital, it is unlikely that we will be able to continue our business.

          These factors raise doubts about our ability to continue as a going concern and our audit report in our annual report on Form 10-KSB for the year ended December 31, 2001, filed with the SEC on April 16, 2002, contained an explanatory paragraph with respect to this matter.

OUR COMPANY

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

         The limited revenues and substantial start-up costs associated with introducing our new line of preventative products have significantly affected our current financial condition and operations. We have had limited revenues and have sustained substantial losses from operations in recent years and have a deficit in both working capital and stockholders' equity. The Company formerly had a relationship with Gruntal & Co. LLC ("Gruntal"), whose assets were subsequently acquired by Ryan, Beck & Co., LLC ("Ryan Beck"), to assist in pursuing a merger, strategic partnership, acquisition or a sale of a portion or all of the Company. This relationship terminated near coincident with the acquisition of Gruntal by Ryan Beck. The Company is now utilizing the services of another investment bank to assist in pursuing the same objectives. Absent these alternatives or an infusion of working capital, it is unlikely that we will be able to continue our business.

         We incurred net losses in 2000, 2001 and the first six months of 2002 and expect to incur net losses at least through 2002. We expect operations to generate negative cash flow at least through 2002 and we do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. Our ability to raise capital to fund our business is further constrained by the absence of authorized but unissued or unreserved shares of our common stock and restrictions on issuance of stock contained in our agreements with a significant holder of our convertible notes. These factors raise doubts about our ability to continue as a going concern and our audit report in our annual report on Form 10-KSB for the year ended December 31, 2001, filed with the SEC on April 16, 2002, contained an explanatory paragraph with respect to this matter.

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

         In addition to cost of goods sold, which we expect to vary somewhat proportionately with sales over time, significant cost and expense items include salaries and benefits, interest expense, royalties, office and administration, advertising, consulting fees, and legal and accounting, all of which, in total, significantly exceeded our total revenues for 2001 and the first six months of 2002. Accordingly, we do not believe comparing costs as a percentage of revenues from year to year is meaningful.

CRITICAL ACCOUNTING POLICIES

         For a complete review of our significant accounting policies that may impact the Company's results refer to Note 1 of the Notes to Financial Statements contained in our annual report on Form 10-KSB for the year ended December 31, 2001, filed with the SEC on April 16, 2002. Of these policies, the most critical to management is the recognition of revenue. We recognize product sales upon shipment and when collectability of the amount is probable. Consignment sales revenue is recognized when payment is received from the customer. Revenue from distribution rights is recognized when we have performed all of our obligations under the agreement and the fee has been received or collectability is probable. Our return policy requires either a negotiated return allowance that is applied as a percentage of all sales in lieu of actual returns, or written authorization from us. Where allowance agreements are in place, the allowance is recognized upon shipment. Where written authorization is required, returns are recorded on an actual basis.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         Our total revenues in the three months ended June 30, 2002 totaled $11,000 compared with $221,000 in the three months ended June 30, 2001. Revenues in the three months ended June 30, 2002 consisted entirely of product sales and included a $5,000 reduction in a reserve for estimated discounts and product returns related to a negotiated agreement with Walgreen Co. in conjunction with its decision to discontinue selling our products in 2002. Revenues in the three months ended June 30, 2001 included distribution rights revenue of $100,000 and product sales of $121,000. Our limited financial resources have forced us to curtail our advertising and promotional campaign, and as a consequence, consumer awareness and demand have not grown and several large retailers have ceased stocking our products. In addition, our sales have declined as a result of our discontinuation of Coleman(R) branded product sales.

         Our gross margin from product sales, excluding the adjustment for Walgreen Co. mentioned above, increased to 32% in the quarter ended June 30, 2002 from 30% in the quarter ended June 30, 2001. The increase was the result of a change in customer mix, offset somewhat by higher slotting fees relative to total sales. The margin on sales to some of the large retail customers that purchased from us in the prior year's quarter was lower than the margin on sales to the smaller customers that purchased from us in the current quarter. Additionally, our cost of sales includes inventory adjustments and reserves for surplus inventory of $13,000 in the quarter ended June 30, 2002 compared to $1 in the quarter ended June 30,

2001 and a credit related to an adjustment for estimated returns from Walgreen Co. of $21,000 in the quarter ended June 30, 2002 compared to $0 in the quarter ended June 30, 2001.


         Selling, general, and administrative expenses decreased to $410,000 in the three months ended June 30, 2002 from $597,000 in the three months ended June 30, 2001 primarily due to the following:

- Sales promotion and advertising expenses declined to $12,000 in the quarter ended June 30, 2002 from $293,000 in the quarter ended June 30, 2001. The prior year quarter included significant expenditures related to a change in our public relations agency, radio advertisement, advertising promotions involving new customers, and sales commissions that were not repeated in the current year quarter.

- Salaries and benefits decreased to $292,000 in the quarter ended June 30, 2002 from $395,000 in the quarter ended June 30, 2001 as a result of a reduction in staffing.

- Freight and distribution expenses were $0 in the quarter ended June 30, 2002 compared to $73,000 in the quarter ended June 30, 2001 because of lower shipping volume in the current quarter as compared to the prior quarter and the insourcing of shipping activities that were previously performed by a third party.

- General administrative and professional service fees declined to $106,000 in the quarter ended June 30, 2002 from $167,000 in the quarter ended June 30, 2001. General office expenses declined as a result of a reduction in the number of employees, and legal and audit expenses declined as a result of reduced activities related to financing transactions and registration statements.

- Royalty expense was $0 in the quarter ended June 30, 2002 compared to $41,000 in the quarter ended June 30, 2001. No royalties were payable for the second quarter of 2002 because royalties payable on net sales of licensed products sold in the quarter were completely offset by the Walgreen Co. product discontinuation accrued in the first quarter of 2002 and because the minimum royalties under our license agreement with The Coleman Company, Inc. were eliminated with the termination of the agreement in January 2002. Minimum royalties related to the license with The Coleman Company, Inc. were $28,000 in the quarter ended June 30, 2001.

- A litigation settlement gain $371,000 was recognized in the quarter ended June 30, 2001 related to the settlement of a lawsuit at a cost lower than the amount accrued. No such gain was recognized in the quarter ended June 30, 2002.


         Interest expense increased to $572,000 in the three months ended June 30, 2002 from $554,000 in the three months ended June 30, 2001 because of an increase in the level of our debt and an increase in amortized financing costs. Interest expense resulting from the amortization of financing costs and the recognition of non-cash interest expense resulting from the intrinsic value of conversion options embedded in convertible debt was $530,000 in the quarter ended June 30, 2002 compared to $522,000 in the quarter ended June 30, 2001. Interest on convertible debt and bank lines of credit was $43,000 in the quarter ended June 30, 2002 compared to $32,000 in the quarter ended June 30, 2001.

         We incurred a net loss in the three months ended June 30, 2002 of $970,000 compared to a net loss of $1,001,000 in the three months ended June 30, 2001. The losses in the second quarters of 2002 and 2001 were due primarily to limited revenues that were substantially exceeded by our costs of operations. Our net loss per share was $0.01 for the three months ended June 30, 2002 and $0.02 for the three months ended June 30, 2001. The loss per share declined as a result of the factors affecting net loss as discussed above, and because of an increase in the weighted average number of shares outstanding to 70,134,000 in the three months ended June 30, 2002 from 49,207,000 in the three months ended June 30, 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         Our total revenues in the six months ended June 30, 2002 totaled $15,000 compared with $510,000 in the six months ended June 30, 2001. Revenues in the six months ended June 30, 2002 consisted entirely of product sales and included a $55,000 reduction in revenue for actual and estimated product returns related to a negotiated agreement with

Walgreen Co. in conjunction with its decision to discontinue selling our products in 2002. Revenues in the six months ended June 30, 2001 included distribution rights revenue of $100,000 and product sales of $410,000. Our limited financial resources have forced us to curtail our advertising and promotional campaign, and as a consequence, consumer awareness and demand have not grown as anticipated and several large retailers have ceased stocking our products. In addition, our sales have declined as a result of our discontinuation of Coleman(R) branded product sales stemming from our litigation with The Coleman Company Inc.

         Our gross margin from product sales decreased to 29% in the six months ended June 30, 2002 from 41% in the six months ended June 30, 2001. The decrease was the result of higher slotting fees and sales discounts relative to total sales. Additionally, our cost of sales includes inventory adjustments and reserves for surplus inventory of $75,000 in the six months ended June 30, 2002 compared to $0 in the quarter ended June 30, 2001.

         Selling, general, and administrative expenses decreased to $871,000 in the six months ended June 30, 2002 from $1,762,000 in the six months ended June 30, 2001 primarily due to the following:

- Sales promotion and advertising expenses declined to $59,000 in the six months ended June 30, 2002 from $455,000 in the six months ended June 30, 2001. The prior year period included significant expenditures related to a change in our public relations agency, radio advertisement, advertising and promotional displays involving new customers, and sales commissions that were not repeated in the current year period.

- Salaries and benefits decreased to $558,000 in the six months ended June 30, 2002 from $758,000 in the six months ended June 30, 2001 as a result of a reduction in staffing.

- Freight and distribution expenses were $0 in the six months ended June 30, 2002 compared to $94,000 in the six months ended June 30, 2001 because of lower shipping volume in the current period as compared to the prior period and the insourcing of shipping activities that were previously performed by a third party.

- General administrative and professional service fees declined to $255,000 in the six months ended June 30, 2002 from $732,000 in the six months ended June 30, 2001. General office expenses declined as a result of a reduction in the number of employees and legal and audit expenses declined as a result of reduced activities related to financing transactions and registration statements. Additionally, costs related to professional and consulting services declined due to lower expense related to stock and stock options granted to consultants.

- Royalty expense was $0 in the six months ended June 30, 2002 compared to $94,000 in the six months ended June 30, 2001. No royalties were payable for the first half of 2002 because net sales of licensed products on which royalties are payable were negative during the period and because the minimum royalties under our license agreement with The Coleman Company, Inc. were eliminated with the termination of the agreement in January 2002. Minimum royalties related to the license with The Coleman Company, Inc. were $55,000 in the six months ended June 30, 2001.

- A litigation settlement gain of $371,000 was recognized in the six months ended June 30, 2001 related to the settlement of a lawsuit at a cost lower than the amount accrued. No such gain was recognized in the six months ended June 30, 2002.

         Interest expense increased to $665,000 in the six months ended June 30, 2002 from $620,000 in the six months ended June 30, 2001 because of an increase in the level of our debt and an increase in amortized financing costs. Interest expense resulting from the amortization of financing costs and the recognition of non-cash interest expense resulting from the intrinsic value of conversion options embedded in convertible debt was $584,000 in the six months ended June 30, 2002 compared to $568,000 in the six months ended June 30, 2001. Interest on convertible debt and bank lines of credit was $80,000 in the six months ended June 30, 2002 compared to $52,000 in the six months ended June 30, 2001.

         We incurred a net loss in the six months ended June 30, 2002 of $1,591,000 compared to a net loss of $2,098,000 in the six months ended June 30, 2001. The losses in the six month periods of 2002 and 2001 were due primarily to limited revenues that were substantially exceeded by our costs of operations. Our net loss per share was $0.02 for the six months ended June 30, 2002 and $0.04 for the six months ended June 30, 2001. The loss per share declined as a result of the factors affecting net loss as discussed above, and because of an increase in the weighted average number of shares outstanding to 64,964,000 in the six months ended June 30, 2002 from 48,104,000 in the six months ended June 30, 2001.

LIQUIDITY AND FINANCIAL POSITION

         We do not have sufficient financial resources or credit lines available to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of either debt or equity instruments. However, such funds may not be available on favorable terms or at all. Given the generally difficult economic climate and the Company's history of losses, we believe that raising the additional equity or debt financing needed to fund ongoing operations will be difficult. We have reduced staffing and taken other actions necessary to minimize our cash requirements. To repay borrowings under the lines of credit, bring our payments to vendors to a current status and maintain our current reduced level of expenses, it is likely that we will need to raise approximately $2,500,000 to $4,000,000 of additional capital during fiscal year 2002. The Company formerly had a relationship with Gruntal & Co. LLC ("Gruntal"), whose assets were subsequently acquired by Ryan, Beck & Co., LLC ("Ryan Beck"), to assist in pursuing a merger, strategic partnership, acquisition or a sale of a portion or all of the Company. This relationship terminated near coincident with the acquisition of Gruntal by Ryan Beck. The Company is now utilizing the services of another investment bank to assist in pursuing the same objectives. Absent these alternatives or an infusion of working capital, it is unlikely that the Company will be able to continue its business.

         To date, we have been unable to generate significant cash flows from our business operations. As a result, we have funded our operations primarily through investor financing, including sales of common stock, the issuance of debt convertible into common stock, and the exercise of warrants and options. During the fiscal years 1999, 2000, and 2001, and the first six months of 2002, we raised a total of $5,658,000 through these means. We also issued stock to satisfy $5,806,000 of obligations, including stock valued at $3,300,000 that was issued to settle litigation with IBC. In addition, we have secured bank financing that is secured by the personal guarantees of certain directors, and from time to time we have borrowed funds from officers, directors, and other private investors in the Company. We will be required to continue our reliance on investor financing to fund our operations until such time as a strategic partner or buyer is found for the Company or its assets. Our ability to raise new investor capital is constrained by the absence of authorized and unissued or unreserved shares of common stock and by restrictions on the issuance of common stock in agreements with Laurus Master Fund, Ltd., a significant holder of our convertible notes. Approval by the stockholders to increase the number of authorized shares of common stock is required before new investor capital can be raised from the sale of our common stock and it is planned that such approval will be sought in 2002. At June 30, 2002, cash and cash equivalents totaled $2,000, a decrease of $104,000 from December 31, 2001. Current liabilities at June 30, 2002, consisting primarily of accounts payable, accrued liabilities and short-term debt, exceeded current assets by $4,344,000.

         During the first six months of 2002, net cash used in operating activities was $326,000, primarily due to a net loss of $1,591,000 less non-cash expenses of $713,000 related to the granting of warrants and options, the amortization of financing costs, and inventory write-downs and reserves, and an increase in deferred financing costs of $462,000 offset by an increase of $1,507,000 in accounts payable and accrued liabilities.

         Net cash flow from financing activities in the first six months of 2002 was $222,000, resulting from the issuance of notes convertible into common stock for net proceeds of $140,000, the issuance of common stock for cash in the amount of $54,000, the exercise of common stock options and warrants for cash in the amount of $36,000, offset by payments of convertible notes totaling $6,000 and net payments under bank lines of credit of $2,000.

         Our contractual cash obligations and commercial commitments as of June 30, 2002 are as follows:

------------------------------------------ ---------------- --------------------------------------------------------
                                                                     PAYMENTS DUE BY PERIOD (IN THOUSANDS)
------------------------------------------ ---------------- --------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS AND
COMMERCIAL COMMITMENTS                          TOTAL         LESS THAN 1 YEAR       1-3 YEARS      AFTER 3 YEARS
----------------------------------------- ---------------- --------------------- ---------------- -----------------
Short-term debt                                  $1,323              $1,323              $  --             $  --
----------------------------------------- ---------------- --------------------- ---------------- -----------------
Long-term debt                                    1,127                 288                839                --
------------------------------------------ ---------------- --------------------- ---------------- -----------------
Capital leases                                       --                  --                 --                --
------------------------------------------ ---------------- --------------------- ---------------- -----------------
Operating leases                                     31                  23                  8                --
------------------------------------------ ---------------- --------------------- ---------------- -----------------
Unconditional purchase obligations                   --                  --                 --                --
------------------------------------------ ---------------- --------------------- ---------------- -----------------
Other long-term obligations                          --                  --                 --                --
------------------------------------------ ---------------- --------------------- ---------------- -----------------
Commercial commitments                               --                  --                 --                --
                                                     --                  --                 --                --
------------------------------------------ ---------------- --------------------- ---------------- -----------------
Total cash obligations and commercial
commitments                                      $2,481              $1,634              $ 847              $ --
                                                 ======              ======              =====              ====
------------------------------------------ ---------------- --------------------- ---------------- -----------------

         Our future royalty requirements will affect liquidity. We are required to pay royalties to various licensors in 2002, including IBC, of up to 10% of net sales. Our licensing agreement with The Coleman Company, Inc., which was terminated in January 2002, required royalty payments in addition to the above of 7% of net sales in 2001 and 2002 and contained minimum royalty obligations of $110,000 and $220,000 in 2001 and 2002, respectively. As a result of litigation between Empyrean and The Coleman Company, Inc. and the termination of the agreement, $80,000 of the 2001 minimum royalty obligation has not been paid and none of the 2002 minimum royalty obligation has been recognized as expense or paid.

         As of June 30, 2002, we had no capital expenditure obligations.

         In March 2002, we completed a private placement of 61,000 shares of common stock to a vendor who purchased the shares in exchange for cancellation of $1,000 in trade payable indebtedness owed by the Company. In April 2002, we completed private placements of 81,000 shares of common stock to a vendor who purchased the shares in exchange for cancellation of $2,000 in trade payable indebtedness owed by the Company and 4,285,000 shares of common stock to three directors who purchased the shares for cash in the amount of $54,000.

         In November 2000, we secured a one-year, $1,000,000 revolving line of credit from a bank with an interest rate equal to the bank's prime rate plus 1/2%. The line of credit is secured by the guarantees of several officers and directors and their spouses, which guarantees in turn are secured by the assets of the Company. As consideration for their guarantees, we granted these officers and directors, collectively, 450,000 shares of the Company's common stock valued at $169,000. This line of credit and the guarantees were renewed for in December 2001 and in April 2002, with the latter renewal being for a nine-month term. As consideration for the extensions of the guarantees, in May 2002, the Company award the guarantors stock and cash compensation valued at $800,000, none of which has been paid. The stock and cash compensation is being amortized over the remaining term of the loan agreement. As of August 1, 2002, borrowings of $985,000 were outstanding under the line of credit.

         In March 2001, an additional 120-day credit facility of $250,000 was obtained from a bank with an interest rate equal to the bank's prime rate plus 1%. This facility is secured by the guarantees of a director and a company wholly-owned by the director and has been renewed several times, with the most recent renewal being for a nine-month term in April 2002. As consideration for the original and first renewal guarantees, we granted 168,750 shares of the Company's common stock, valued at $53,000, to the director's wholly-owned company. As consideration for subsequent extensions of the guarantees, in May 2002, the Company awarded the guarantors stock and cash compensation valued at $200,000, none of which has been paid. The stock and cash compensation is being amortized over the remaining term of the loan agreement. As of August 1, 2002, borrowings of $250,000 were outstanding under the line of credit.

         In April 2001, we issued convertible debentures in an aggregate principal amount of $40,000 to three unrelated investors. The debentures mature in April 2006 and bear interest at a 4% annual rate. At the Company's option, interest on the debentures is payable in cash or common stock at maturity and the debentures are redeemable at any time for 125% of the outstanding principal amount plus unpaid interest. At the option of the holders, the debentures are convertible into common stock at a conversion price equal to the lower of $0.434 or 80% of the average five lowest closing bid prices of the common stock for the twenty trading days immediately preceding the conversion date. In addition, the placement agent for the transaction received a warrant to purchase 8,000 shares of common stock at an exercise price of $0.468 with a fair value of $3,000. As of August 1, 2002, 1,505,000 shares of common stock had been issued upon the conversion of $25,000 of the principal and the payment of $1,000 of accrued interest on the debentures. At August 1, 2002, a principal amount of $15,000 and accrued interest of $1,000 were outstanding under the debentures, which were convertible into 3,801,000 shares of common stock.

         In June 2001, we issued a two-year, 8% $1,000,000 convertible note and a warrant to purchase 333,333 shares of common stock at an exercise price of $0.27 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1773 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. In March 2002, in conjunction with the issuance of an additional convertible note, the conversion price on $29,000 of the principal amount of the Note and the exercise price of the warrant were reduced to $0.005. Two officers and directors and a company wholly-owned by a third director pledged their beneficially owned holdings of the Company's common stock as security for the Company's registration obligations under a subscription agreement with the investor. As consideration for the pledge of their shares, we granted the officers and directors and the director's wholly-owned company an aggregate of 450,000 shares of the Company's common stock with a fair value of $99,000. As of August 1, 2002, 15,517,200 shares of common stock were issued upon the conversion of $713,000 of the principal and the payment of $35,000 of accrued interest on the note and the exercise of warrants to purchase 137,000 shares of common stock. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as June 30, 2002. At August 1, 2002, a principal amount of $286,000 and accrued interest of $13,000 were outstanding under the note, which were convertible into 74,906,000 shares of common stock.

         In August 2001, we issued a two-year, 8% $250,000 convertible note and a warrant to purchase 83,333 shares of common stock at an exercise price of $0.236 to the same unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.1573 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as of June 30, 2002. At August 1, 2002, a principal amount of $250,000 and accrued interest of $19,000 were outstanding under the note, which were convertible into 65,527,000 shares of common stock.

         In October 2001, we issued a two-year, 5% $250,000 convertible note and a warrant to purchase 83,333 shares of common stock at an exercise price of $0.123 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.08 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are required to remit all funds received from our customer accounts receivable to the investor to repay the note. In February 2002, we ceased remitting funds received from our customer accounts receivable and are presently not in compliance with that provision of the note. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as of June 30, 2002. At August 1, 2002, a principal amount of $174,000 and accrued interest of $4,000 were outstanding under the note, which were convertible into 44,601,000 shares of common stock.

         In November 2001, we issued a two-year, 5% $136,000 convertible note and a warrant to purchase 45,333 shares of common stock at an exercise price of $0.224 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0813 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are required to remit all funds received from certain of our customer accounts receivable to the investor to repay the note. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as of June 30, 2002. At August 1, 2002, a principal amount of

$122,000 and accrued interest of $3,000 were outstanding under the note, which were convertible into 31,425,000 shares of common stock.

         In December 2001, we issued a two-year, 5% $200,000 convertible note and a warrant to purchase 66,666 shares of common stock at an exercise price of $0.101 to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0660 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as June 30, 2002. At August 1, 2002, a principal amount of $200,000 and accrued interest of $6,000 were outstanding under the note, which were convertible into 51,548,000 shares of common stock.

         In March 2002, we issued a two-year, 5% $75,000 convertible note to an unrelated investor. Interest on the note is payable quarterly in cash or common stock, at the option of the Company. At the option of the investor, the note is convertible into common stock at a conversion price equal to the lower of $0.0216 or 80% of the average of the three lowest closing prices of the common stock for the sixty trading days immediately preceding the conversion date. We are presently unable to make cash interest payments and lack an adequate number of authorized common shares to issue stock in payment of interest. As a result, we have not remitted the interest amount due as of June 30, 2002. At August 1, 2002, a principal amount of $75,000 and accrued interest of $1,000 were outstanding under the note, which was convertible into 19,074,000 shares of common stock.

         In May 2002, we issued convertible notes in an aggregate principal amount of $75,000 and warrants to purchase 750,000 shares of common stock at an exercise price of $0.0099 to two unrelated investors. In July 2002, an additional convertible note in the principal amount of $50,000 and warrants to purchase 500,000 shares of common stock at an exercise price of $0.0099 were issued to a third unrelated investor. The notes mature six months from the date of issuance and bear interest at a 10% annual rate. Additionally, if a transaction for the sale of the Company or its assets is completed prior to the maturity date of the notes, the holders will receive bonus interest equal to 50% of the principal amount of the outstanding notes. At the option of the investors, the notes are convertible at maturity into common stock at a conversion price of $0.0099. The fair value of the warrants of $5,000 is being amortized over the term of the notes. At August 1, 2002, a principal amount of $125,000 and accrued interest of $1,000 were outstanding under the notes.

         We presently do not have a sufficient number of authorized but unissued shares of common stock available to reserve for shares we may be required to issue upon the conversion of our outstanding convertible notes and debentures or to issue in satisfaction of interest requirements on our convertible notes. In July 2002, the holder of six of our convertible notes waived its requirement that we reserve from our authorized but unissued shares of common stock that number of shares which would be necessary to enable the holder to convert each of its notes at the then applicable conversion price and the warrants at their then applicable exercise price except for those shares which are registered under our Registration Statement on Form SB-2 which was declared effective May 24, 2002 but remain unissued. This waiver was granted solely for the purpose of permitting us to issue shares of stock and/or stock options to new investors and to consultants and vendors. The waiver expires upon the earlier of (i) 90 days from the date of grant of the waiver, (ii) approval by our stockholders of an increase in the number of authorized shares of common stock, or (iii) a reverse split of our common stock, the effect of which (ii) or (iii) would permit us to reserve the required number of shares of common stock. At August 1, 2002, 277,959,000 shares of common stock issuable upon the conversion of principal and interest of the six convertible notes and five warrants were exempted from reservation as a result of this waiver.

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

         We are also a defendant in an action that was filed by Kaye, Scholer LLP, our former legal counsel, on October 24, 2001 in the Supreme Court of the State of New York, County of New York. The action alleges that we breached a contract and seeks damages of approximately $93,000 plus interest and attorneys fees. We are presently engaged in settlement discussions with the plaintiff.

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

         We and seven of our directors and officers and former directors and officers are defendants in a class action lawsuit filed in United States District Court, Northern District of Ohio on July 24, 2002 alleging violations of securities laws. We believe the suit is without merit and will defend ourselves vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCE OF STOCK FOR CASH

         In April 2002, we issued 4,285,000 to three directors at a price of $0.0125 per share in a private placement, proceeds of which were used for general corporate purposes. This issuance of common stock was exempt from registration under Section 5 of the Securities Act of 1933 by way of the exemption provided by Section 4(2) of such Act. The issuance did not involve a public offering and was effected without general advertising or general solicitation and without use of any broker, dealer or agent. The shares were subsequently registered through our Registration Statement on Form SB-2, which was declared effective on May 24, 2002.


ISSUANCE OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         In April 2002, we issued 81,458 shares of common stock to one vendor in payment of outstanding trade accounts payable in the amount of $2,444. This issuance of common stock was exempt from registration under Section 5 of the Securities Act of 1933 by way of the exemption provided by Section 4(2) of such Act. The issuance did not involve a public offering and was effected without general advertising or general solicitation and without use of any broker, dealer or agent. The shares were subsequently registered through our Registration Statement on Form SB-2, which was declared effective on May 24, 2002.



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

10.35 Form of Convertible Note with dates ranging from May 2002 through July 2002, between Empyrean Bioscience, Inc. and the Holders thereof.

10.36 Form of Warrant with dates ranging from May 2002 through July 2002, between Empyrean Bioscience, Inc. and the Holders thereof.

99.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


REPORTS ON FORM 8-K

The Company made no filings on Form 8-K during the second quarter of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned on its behalf and in her capacity as Chief Financial Officer of the Company, thereunto duly authorized.

                                    EMPYREAN BIOSCIENCE, INC.
                                                (Registrant)





August 14, 2002                     /s/ Brenda K. Brown
---------------------------         -------------------------------------------
(Date)                              (Signature)
                                    Brenda K. Brown
                                    Vice President and Chief Financial Officer